Form 10-Q
period 2014-09-30
Vitae Pharmaceuticals, Inc
filed 2014-11-12
CIK 1157602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36617

VITAE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3567753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

502 West Office Center Drive, Fort Washington, PA	19034
(Address of principal executive offices)	(Zip Code)

(215) 461-2000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of November 7, 2014, there were 18,023,414 outstanding shares of the registrant’s common stock, $.0001 par value per share.

VITAE PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, including those described in the section titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and our prospectus dated September 24, 2014, filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on September 24, 2014 (the Prospectus). In light of these risks, uncertainties, assumptions and other factors, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q or the Prospectus may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward- looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

•                  the timing and success of preclinical studies and clinical trials conducted by us and our development partners;

•                  the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;

•                  the scope, progress, expansion, and costs of developing and commercializing our current or future product candidates;

•                  the size and growth of the potential markets for our current or future product candidates and the ability to serve those markets;

•                  our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;

•                  the rate and degree of market acceptance of any of our current or future product candidates;

•                  our expectations regarding competition;

•                  our anticipated growth strategies;

•                  our ability to attract or retain key personnel;

•                  our ability to establish and maintain development partnerships;

•                  our expectations regarding federal, state and foreign regulatory requirements;

•                  regulatory developments in the United States and foreign countries;

•                  our ability to obtain and maintain intellectual property protection for our structure-based drug discovery platform and our product candidates;

•                  the anticipated trends and challenges in our business and the market in which we operate; And

•                  our use of the proceeds from our initial public offering.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date of this report. Except as required by law, we disclaim any duty to update any of these forward-looking statements after the date of such statements are made, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Vitae Pharmaceuticals, Inc.

Balance Sheets

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,019,287	$21,155,247
Marketable securities, available-for-sale	6,787,556	11,299,206
Prepaid expenses and other current assets	1,453,705	968,342
Total current assets	69,260,548	33,422,795
Cash—restricted	200,000	200,000
Property and equipment, net	405,659	377,996
Other assets	—	26,963
Total assets	$69,866,207	$34,027,754
Liabilities, convertible preferred stock and stockholders’ (deficit) equity
Current liabilities:
Notes payable—current portion	$5,660,034	$5,281,502
Accounts payable	2,370,261	458,511
Accrued expenses	2,821,313	1,700,719
Interest payable	46,805	76,687
Deferred revenue	—	2,000,000
Total current liabilities	10,898,413	9,517,419
Deferred rent and lease incentives	81,299	90,782
Notes payable	510,004	4,804,176
Interest payable	222,222	162,222
Preferred stock warrant liability	—	477,375
Total liabilities	11,711,938	15,051,974
Commitments and contingencies
Convertible preferred stock:
Convertible Series A-1 preferred stock, $0.0001 par value, 0 and 675,000 shares authorized, 0 and 29,346 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	675,000
Convertible Series A-2 preferred stock, $0.0001 par value, 0 and 16,575,000 shares authorized, 0 and 717,379 shares issued and outstanding at September 30 ,2014 and December 31, 2013, respectively	—	16,379,250
Convertible Series B preferred stock, $0.0001 par value, 0 and 151,812,780 shares authorized, 0 and 6,570,106 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	63,964,035
Convertible Series C preferred stock, $0.0001 par value, 0 and 16,700,007 shares authorized, 0 and 724,632 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	14,936,553
Convertible Series D preferred stock, $0.0001 par value, 0 and 26,012,500 shares authorized, 0 and 1,086,956 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	29,915,093
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 15,000,000 and 0 shares authorized at September 30, 2014 and December 31, 2013, respectively, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value, 150,000,000 and 312,825,000 shares authorized at September 30, 2014 and December 31, 2013, respectively, 16,992,164 and 588,988 shares issued and 16,992,164 and 588,733 shares outstanding at September 30, 2014 and December 31, 2013, respectively	1,699	59
Additional paid in capital	180,862,964	3,983,222
Treasury stock	—	(938)
Accumulated comprehensive (loss) income	(4,427)	67
Accumulated deficit	(122,705,967)	(110,876,561)
Total stockholders’ equity (deficit)	58,154,269	(106,894,151)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$69,866,207	$34,027,754

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaborative revenues	$6,178,166	$5,352,230	$8,507,113	$7,314,528
Operating expenses:
Research and development	4,799,268	3,527,624	14,224,526	11,112,251
General and administrative	3,096,399	1,316,695	5,724,690	3,996,478
Total operating expenses	7,895,667	4,844,319	19,949,216	15,108,729
(Loss) income from operations	(1,717,501)	507,911	(11,442,103)	(7,794,201)
Other (expenses) income:
Other income	125,544	—	343,318	303,891
Interest income	7,894	14,335	36,709	57,441
Interest expense	(225,355)	(342,763)	(766,392)	(1,110,978)
Total other (expenses) income	(91,917)	(328,428)	(386,365)	(749,646)
Net (loss) income	$(1,809,418)	$179,483	$(11,828,468)	$(8,543,847)
Per share information:
Net (loss) income per common share:
Basic	$(1.06)	$0.00	$(12.18)	$(15.36)
Diluted	$(1.06)	$0.00	$(12.18)	$(15.36)
Weighted-average number of common shares:
Basic	1,711,969	564,702	971,439	556,220
Diluted	1,711,969	564,702	971,439	556,220

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(1,809,418)	$179,483	$(11,828,468)	$(8,543,847)
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	(3,882)	6,199	(4,494)	(3,050)
Comprehensive (loss) income	$(1,813,300)	$185,682	$(11,832,962)	$(8,546,897)

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(11,828,468)	$(8,543,847)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,176	158,616
Stock-based compensation	2,079,351	85,607
Deferred rent and lease incentives	858	(4,870)
Amortization of deferred financing fees	164,125	164,125
Revaluation of preferred stock warrant liability	(301,294)	(219,500)
(Gain) loss on disposal of equipment	(2,500)	67
Changes in assets and liabilities:
Accounts receivable	—	4,740,000
Prepaid expenses and other current assets	(486,401)	(35,316)
Accounts payable and accrued expenses	1,502,007	56,251
Deferred revenue	(2,000,000)	2,056,307
Interest payable	30,118	60,000
Net cash used in operating activities	(10,687,028)	(1,482,560)
Investing activities:
Purchases of property and equipment	(186,735)	(153,324)
Proceeds from disposal of equipment	2,500	700
Purchases of investments	(15,136,766)	(20,241,967)
Sales of investments	19,643,922	24,449,000
Net cash provided by investing activities	4,322,921	4,054,409
Financing activities:
Principal payments under debt facilities	(4,051,766)	(3,309,610)
Payment of offering costs	(924,846)	—
Restricted cash	—	250,000
Proceeds from the issuance of common stock, net of repurchases	51,204,759	57,794
Net cash provided by (used in) financing activities	46,228,147	(3,001,816)
Net increase (decrease) in cash and cash equivalents	39,864,040	(429,967)
Cash and cash equivalents at beginning of period	21,155,247	7,629,143
Cash and cash equivalents at end of period	$61,019,287	$7,199,176
Supplemental disclosures of cash flow information:
Cash paid for interest	$572,149	$911,261
Non-cash reclassification of preferred stock warrants to additional paid-in capital	$176,081	$—

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Notes to Financial Statements (Unaudited)

1. Organization

Vitae Pharmaceuticals, Inc. (Vitae or the Company) is a clinical-stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases that represent large market opportunities where there are significant unmet medical needs. The Company is developing a robust and growing portfolio of novel product candidates internally generated by Contour®, its proprietary structure-based drug discovery platform. The Company has two partnered product candidates in the clinic and several wholly-owned drug candidates in preclinical development.

The Company’s most advanced product candidates include VTP-34072, which is in a Phase 2 clinical trial for the treatment of type 2 diabetes, and VTP-37948/BI118181, which is in Phase 1 clinical trials for Alzheimer’s disease (Alzheimer’s). Both products are being developed under separate collaborations with Boehringer Ingelheim GmbH (BI). The Company has received an aggregate of $158 million in funding from BI as of September 30, 2014, including $30 million from sales of the Company’s equity securities and $128 million in upfront license fees, research funding and success based milestone payments.

The Company has several wholly-owned product candidates advancing in preclinical development, including VTP-43742 for the treatment of autoimmune disorders, VTP-38443 for the treatment of acute coronary syndrome, and VTP-38543 for the treatment of atopic dermatitis. The Company intends to advance and retain rights to these and other programs and product candidates that the Company believes it can develop and commercialize, and to strategically partner where doing so can accelerate the program and generate non-dilutive capital for Vitae.

Vitae is currently pursuing the following strategies: advance its growing portfolio of product candidates, establish late-stage development and commercialization capabilities for certain of the Company’s product candidates in the U.S. and potentially other markets, selectively collaborate with large biotechnology and pharmaceutical companies to maximize the value of the Company’s product candidates, leverage Contour to rapidly discover novel small molecule product candidates for additional validated, difficult-to-drug targets, and continue investing in technology, people and intellectual property.

As of September 30, 2014, the Company had cash, cash equivalents and short-term investments of approximately $67.8 million, which is expected to enable the Company to fund its currently anticipated operating expenses and capital expenditure requirements through the first half of 2016.  However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other life sciences companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and are unaudited. The interim unaudited financial statements have been prepared on the same basis as the financial statements as of and for the year ended December 31, 2013 included in the Company’s Prospectus dated September 24, 2014 (the Prospectus), filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on September 24, 2014 in conjunction with the Company’s initial public offering of shares of common stock (IPO), as further described in Note 8. In the opinion of management, the accompanying financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2014, the results of its operations and its comprehensive loss for the three and nine months ended September 30, 2014 and 2013 and its cash flows for the nine months ended September 30, 2014 and 2013. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014, any other interim periods, or any future year or period.  The information contained in the accompanying financial statements and the notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Prospectus.

Fair Value of Financial Instruments

At September 30, 2014 and December 31, 2013, the Company’s financial instruments included cash and cash equivalents, restricted cash, marketable securities, accounts payable, accrued expenses and notes payable. The carrying amounts reported in the Company’s financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. The Company’s short- term marketable securities are carried at fair value based on quoted market prices and other observable inputs. Notes payable approximates fair value because the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. At December 31, 2013, the Company also reported a preferred stock warrant liability. The carrying value of the preferred stock warrant liability was the estimated fair value of the liability (Note 5). The Company has determined the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Net Income Per Common Share

Prior to the Company’s IPO in September 2014, the Company used the two-class method to compute net income per common share because the Company had outstanding securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings available to common stockholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. Each series of the Company’s convertible preferred stock were entitled to receive annual non-cumulative dividends that ranged from $0.60 - $1.66 per share, payable prior and in preference to dividends paid to holders of common stock when and if declared by the Company’s board of directors. In the event a dividend was paid on common stock, holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis).

For periods with net income prior to the IPO, net income per common share information is computed using the two-class method. Under the two-class method, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Basic net income attributable to common stockholders is computed by an adjustment to subtract from net income the portion of current year earnings that the preferred stockholders would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the convertible preferred shares had no obligation to fund losses.

Diluted net income per common share is computed by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stock, the dilutive effects of stock options, restricted stock units, and warrants. Potential dilutive shares consist of incremental common stock issuable upon the exercise of stock options and warrants. Basic and dilutive computations are the same in periods with net losses attributable to common stockholders as the dilutive effects of stock options, restricted stock units and warrants would be antidilutive.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2013 included in the Prospectus. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company is evaluating ASU 2014-09 and has not yet determined what, if any, effect ASU 2014-09 will have on its results of operations or financial condition.

3. Net (Loss) Income Per Common Share

The following table sets forth the computation of basic and diluted net income loss per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted net (loss) income per common share calculation:
Net (loss) income	$(1,809,418)	$179,483	$(11,828,468)	$(8,543,847)
Less: Undistributed earnings allocated to participating securities	—	(179,483)	—	—
Net loss attributable to common stockholders	$(1,809,418)	$0	$(11,828,468)	$(8,543,847)
Weighted-average number of common shares:
Basic	1,711,969	564,702	971,439	556,220
Diluted	1,711,969	564,702	971,439	556,220
Net (loss) income per common share:
Basic	$(1.06)	$0.00	$(12.18)	$(15.36)
Diluted	$(1.06)	$0.00	$(12.18)	$(15.36)

The following outstanding securities at September 30, 2014 and 2013 have been excluded from the computation of diluted weighted shares outstanding, as their effects on net (loss) income per share would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	1,488,174	1,484,072	1,488,174	1,484,072
Warrants	45,468	45,468	45,468	45,468
Convertible preferred stock	—	9,491,680	—	9,491,680
Total	1,533,642	11,021,220	1,533,642	11,021,220

4. Accrued Expenses

At September 30, 2014 and December 31, 2013, accrued expenses consisted of the following:

	2014	2013
Payroll and related costs	1,140,761	1,099,210
Research and development related costs	675,783	74,260
Offering costs	535,355	—
Legal and accounting related costs	216,946	341,901
Other	252,468	185,348
Total	2,821,313	1,700,719

5. Fair Value Measurements

The Company measures certain assets and liabilities at fair value in accordance with Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The guidance in ASC 820 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company maximizes the use of quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

•                  Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

•                  Level 2—Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

•                  Level 3—Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

The Company’s Level 1 assets include money market funds, certificates of deposit (CD), and U.S. Treasury notes. Level 2 assets include U.S. government agency securities and corporate debt securities. The following fair value hierarchy tables present information about each major category of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements as of September 30, 2014 Using
	Level 1	Level 2	Level 3	Balance as of September 30, 2014
Assets
Money market funds	$57,080,971	$—	$—	$57,080,971
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	6,787,556	—	6,787,556
Total assets	$57,280,971	$6,787,556	$—	$64,068,527
Liabilities
Preferred stock warrant liability	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2013 Using
	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Assets
Money market funds	$18,512,463	$—	$—	$18,512,463
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	11,299,206	—	11,299,206
Total assets	$18,712,463	$11,299,206	$—	$30,011,669
Liabilities
Preferred stock warrant liability	$—	$—	$477,375	$477,375
Total liabilities	$—	$—	$477,375	$477,375

Prior to the Company’s IPO, the Company accounted for its preferred stock warrants as liabilities in accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity as the warrants entitle the holder to purchase preferred stock that was considered contingently redeemable. The fair value of the preferred stock warrant liability was re-measured at the end of each reporting period, and any changes in fair value were recognized in the Statements of Operations as other income or expense. Upon the closing of the IPO, the preferred stock warrant was, in accordance with its terms, automatically converted into a warrant to purchase common stock, which resulted in the reclassification of the preferred stock warrant liability to additional paid-in capital. Upon reclassification, no further changes in fair value will be recognized in other income or expense.

The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities was estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average volatility of 83% and weighted average fair value of the underlying instruments of $8.00 and $16.33, and weighted average risk-free interest rate of 2.01% and 2.68%, at September 24, 2014 and December 31, 2013, respectively. For this liability, the Company developed its own assumptions that did not have observable inputs or available market data to support the fair value. This method of valuation involved using inputs such as the fair value of the Company’s common stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants was considered a Level 3 measurement. The warrant liability is recorded on its own line item on the Company’s Balance Sheets. The estimated fair value of the preferred stock warrants decreased $301,294 and $219,500 for the nine months ended September 30, 2014 and 2013, respectively.

The table below sets forth a summary of changes in fair value of the Company’s Level 3 financial instruments measured on a recurring basis:

Preferred Stock Warrant Liability
Balance as of January 1, 2013	$720,375
Changes in estimated fair value	(219,500)
Balance as of September 30, 2013	$500,875
Balance as of January 1, 2014	$477,375
Changes in estimated fair value	(301,294)
Reclassification of warrants to additional paid-in capital	(176,081)
Balance as of September 30, 2014	$—

6. Investments

Marketable Securities

Marketable securities consisted of the following as of September 30, 2014 and December 31, 2013:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014
Corporate notes and bonds	$6,791,983	$203	$(4,630)	$6,787,556
Total marketable securities	$6,791,983	$203	$(4,630)	$6,787,556
December 31, 2013
U.S. government and agency	$500,066	$64	$—	$500,130
Corporate notes and bonds	10,799,073	1,964	(1,961)	10,799,076
Total marketable securities	$11,299,139	$2,028	$(1,961)	$11,299,206

As of September 30, 2014, the Company’s marketable securities had maturities that were less than one year.

7. Notes Payable

Term Notes

Silicon Valley Bank and Oxford Finance Corp.—2011 Credit Facility

In December 2011, the Company entered into a $15 million senior secured credit facility with Silicon Valley Bank and Oxford Finance Corp. (together, the Lenders) and drew-down all funds at that time. Pursuant to the terms of the loan and security agreement evidencing the credit facility, the Company made monthly payments of interest only through January 1, 2013 and, thereafter, will make monthly payments of principal and interest over the remaining 33 months of the loan. The credit facility bears interest at the rate of 8.85%. The final payment will include an additional interest payment of $300,000, which is being recognized as interest expense over the term of the note. Therefore, the effective interest rate on the loan is 9.49%. The Company may prepay the debt provided it pays certain prepayment fees.

The loan is secured by all of the Company’s assets other than intellectual property for which the Company has provided a negative pledge. The Company cannot grant a license to its intellectual property without the prior consent of the Lenders except for certain predefined situations. The loan prohibits the Company from paying dividends on its equity securities.

In connection with the credit facility, the Company issued to Silicon Valley Bank and Oxford Financial Corp. 10-year warrants to purchase an aggregate of 29,889 shares of Series D preferred stock with an exercise price of $27.60 per share. The Series D preferred stock warrants were immediately converted into warrants to purchase common stock upon the closing of the Company’s IPO. Upon issuance, the estimated fair value of the preferred stock warrants was $680,625 determined using the Black-Scholes option pricing model and was recorded as a debt discount, with a corresponding credit to the preferred stock warrant liability. The debt discount is being accreted to interest expense over the term of the loan. As of September 30, 2014, the unamortized debt discount was $176,458 and the Company accreted $136,125 to interest expense for the nine months ended September 30, 2014 and 2013, respectively. In addition, the Company incurred and capitalized a total of $140,000 in debt issuance costs which are being amortized on a straight-line basis as additional interest expense over the expected 45-month loan term.

The Company also issued Series D preferred stock warrants in conjunction with a credit facility that is no longer outstanding. All Series D preferred stock warrants were recorded as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity. Prior to the IPO, the fair value of the preferred stock warrant liability was re-measured at the end of each reporting period, and any changes in fair value was recognized in the Statements of Operations as other income or expense. Upon the closing of the IPO, the preferred stock warrants were, in accordance with its terms, automatically converted into warrants to purchase common stock, which resulted in the reclassification of the preferred stock warrant liability to additional paid-in capital. Upon reclassification, no further changes in fair value will be recognized in other income or expense. See Note 5 for further details.

The principal balance of the loan was $6,346,496 and $10,398,262 at September 30, 2014 and December 31, 2013, respectively.

Aggregate maturities of all term notes are as follows (amounts exclude unamortized discount at September 30, 2014):

2014	$1,411,236
2015	4,935,260
$6,346,496

8. Stockholders’ Equity (Deficit)

Common Stock

On September 29, 2014, the Company closed its initial public offering, in which it issued and sold 6,875,000 shares of common stock at a price of $8.00 per share, for aggregate gross proceeds of $55.0 million and net proceeds of $48.7 million after deducting underwriting fees and other offerings expenses. As of September 30, 2014, the Company had authorized 150,000,000 shares of common stock at $0.0001 par value. The Company has issued 16,992,164 shares of common stock at prices ranging from $0.0001 to $8.00 including 340,056 and 91,586 shares of common stock issued through the exercise of options in the 2001 Stock Plan and 2004 Stock Plan, respectively. There were 16,992,164 and 588,733 shares of common stock outstanding as of September 30, 2014 and December 31, 2013, respectively.

Preferred Stock

In connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation that established the preferred stock the Company was authorized to issue. As of September 30, 2014, the Company had authorized 15,000,000 shares of preferred stock at $0.0001 par value. There were no shares of preferred stock issued or outstanding as of September 30, 2014.

As of December 31, 2013, the Company had authorized 211,775,287 shares of preferred stock at $0.0001 par value. The shares were further designated as 675,000 shares of Series A-1 preferred stock, 16,575,000 shares of Series A-2 preferred stock, 151,812,780 shares of Series B preferred stock, 16,700,007 shares of Series C preferred stock, and 26,012,500 shares of Series D preferred stock. The Company had the following convertible preferred stock outstanding which immediately converted into common shares upon the closing of the Company’s IPO on September 29, 2014:

	Preferred to Common Conversion Ratio	Preferred Shares Outstanding	Conversion into Common Shares upon Initial Public Offering
Series A	1.00-to-1.00	29,346	29,346
Series A-2	1.00-to-1.51	717,379	1,080,640
Series B	1.00-to-1.00	6,570,106	6,570,106
Series C	1.00-to-1.00	724,632	724,632
Series D	1.00-to-1.00	1,086,956	1,086,956
Total		9,128,419	9,491,680

Treasury Stock

The Company retired 254 treasury shares during the nine months ended September 30, 2014. Treasury stock is recorded using the cost method. Treasury stock retirements are recorded by deducting the par value from common stock and charging the remaining excess of cost over par to accumulated deficit.

Warrants

Series D preferred stock warrants were immediately converted into common stock warrants upon the closing of the Company’s IPO. As of September 30, 2014, the Company had 45,468 warrants outstanding for the purchase of common stock at exercise prices ranging from $20.70 - $27.60. The following table summarizes the warrants outstanding and exercisable as of September 30, 2014:

Warrants to Purchase	Shares	Exercise Price	Expiration Date
Common stock	1,449	$20.70	07/12/2016
Common stock	14,130	$27.60	08/28/2018
Common stock	29,889	$27.60	12/21/2021

Shares Reserved for Future Issuance

At September 30, 2014, the Company has reserved the following shares of common stock for issuance:

Common stock options outstanding	1,488,174
Restricted stock units outstanding	391,304
Shares available for future grant under employee compensation plans	1,861,623
Shares available through employee stock purchase plan	250,000
Warrants	45,468
4,036,569

9. Employee Compensation Plans

In July 2014, the Company’s Board of Directors approved the 2014 Stock Plan (the 2014 Plan) and reserved to be authorized for issuance under the 2014 Plan the sum of (1) 1,782,500 shares of the Company’s common stock, (2) the number of shares of the Company’s common stock reserved under the Predecessor Plans (as defined below) that are not issued or subject to outstanding awards under the Predecessor Plans as of the closing of the Company’s IPO and (3) any shares of the Company’s common stock which are subject to outstanding options under the Predecessor Plans as of the closing of the Company’s IPO that subsequently expire or lapse unexercised or are subsequently forfeited to or repurchased by the Company, provided that the shares reserved under clauses (2) and (3) above shall include no more than 1,070,687 shares of the Company’s common stock. Under the 2014 Plan, options to purchase common stock, restricted stock and restricted stock units may be granted to the Company’s employees, nonemployee directors, and consultants providing services to the Company. As of September 30, 2014, there are 1,861,623 shares available for grant without restriction.  The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan shall automatically be increased on the first business day of each of the Company’s fiscal years, commencing in 2015, by a number equal to the smallest of (i) 4% of the total number of shares of the Company’s common stock actually issued and outstanding on the last business day of the prior fiscal year (excluding any rights to purchase shares of the Company’s common stock that may be outstanding, such as options or warrants), (ii) 1,426,000 shares of the Company’s common stock or (iii) a number of shares of Common Stock determined by the Company’s board of directors.

The Company has three additional share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) the 2001 Stock Plan (the 2001 Plan); (ii) the 2004 Stock Plan (the 2004 Plan); and the 2013 Stock Plan (the 2013 Plan, and collectively with the 2001 Plan and the 2004 Plan (the Predecessor Plans). In November 2013, the Company’s board of directors authorized a decrease in the number of shares available for issuance under the 2001 Plan by 530,674 shares and the automatic transfer of shares to the 2013 Plan from the 2001 and 2004 Plans that become available due to expiry, cancellation, termination or forfeiture. Through September 30,

2014, 402,530 shares became available under the 2001 Plan and were automatically transferred to the 2013 Plan and subsequently to the 2014 Plan as described in the paragraph above.

Stock Options

All options granted under the Plans were granted with exercise prices equal to or above the fair market value of the Company’s common stock on the date of grant. Options granted under the Plans vest over a time period or based on performance milestones established at the sole discretion of the Company’s board of directors or its compensation committee. Vesting for time-based options generally occurs over a period of not greater than four years. All stock options expire no later than ten years from the grant date. As of September 30, 2014, the Company has 120,637 options that will expire during the year ended December 31, 2015, unless exercised. Under the terms of the Plans, employees may use shares to exercise a portion of these options. Shares tendered for this purpose are valued at the fair market value as of the date the options are exercised.

The following table summarizes stock option activity under the Plans from January 1, 2013 through September 30, 2014:

	Number of Shares	Weighted-Average Exercise Price
Outstanding, January 1, 2013	1,907,568	$3.4362
Granted	868	$4.9450
Exercised	(42,823)	$1.7664
Cancelled	(379,940)	$1.1500
Expired	(175,456)	$1.9412
Forfeited	(18,300)	$6.8724
Outstanding, December 31, 2013	1,291,917	$4.3194
Granted	463,008	$5.9434
Exercised	(36,752)	$1.4895
Expired	(210,043)	$4.1992
Forfeited	(19,956)	$7.0579
Outstanding, September 30, 2014	1,488,174	$4.8753
Vested and Expected to Vest, September 30, 2014	1,455,504	$4.8278
Exercisable, September 30, 2014	800,306	$3.5642

The cost of each stock-based compensation award is determined based on the grant-date fair value, net of the effects of estimated forfeitures of the awards, and is recognized into expense over the award’s service period. Stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$207,911	$4,500	$214,628	$13,329
General and administrative	1,759,382	24,093	1,864,723	72,278
Total stock-based compensation	$1,967,293	$28,593	$2,079,351	$85,607

The Company granted 303,559 performance-based stock options to employees in March 2011. These performance options have a 10-year life and exercise prices equal to the fair value of the Company’s stock at the grant date. Vesting of no more than 60% of these performance options is dependent on (i) meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. Vesting of no more than 40% of these performance options is dependent on (i) meeting certain performance conditions, which relate to a deemed liquidation of the Company, an IPO or consummation of a strategic transaction, which were established by the Company’s board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. The Company’s board of directors determines if the performance conditions have been met. Stock-based compensation expense for these options is recorded when management estimates that the vesting of these options is probable based on the status of the Company’s research and development programs and other relevant factors. As of September 30, 2014, 110,701 performance-based stock options have been deemed probable and stock-based compensation expense recorded ratably over the completed service period associated with each performance condition. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options at the grant date. The Black-Scholes valuation model requires the Company to make certain estimates and assumptions, including assumptions related to the expected price volatility of the Company’s stock, the period during which the options will be outstanding, the rate of return on risk- free investments, and the expected dividend yield for the Company’s stock.

The fair values of stock options granted were calculated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2014	2013
Weighted-average risk-free interest rate	1.98%	1.42%
Expected term of options (in years)	6.11	6.25
Expected stock price volatility	83.00%	85.00%
Expected dividend yield	0%	0%

The weighted average fair value of options granted during the nine months ended September 30, 2014 and 2013 was $4.08 and $3.63 per share, respectively.

The weighted-average valuation assumptions were determined as follows:

•                  Weighted-average risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•                  Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted is derived from the “simplified” method as described in Staff Accounting Bulletin (SAB) 107 relating to ASC 718.

•                  Expected stock price volatility: The expected volatility is based on historical volatilities of similar entities within the Company’s industry which were commensurate with the Company’s expected term assumption as described in SAB 107.

•                  Expected dividends yield: The estimate for annual dividends is $0.00, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

•                  Estimated forfeiture rate: The Company’s estimated annual forfeiture rate on stock option grants is based on the historical forfeiture experience of various employee groups.

The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2014 and 2013 was $54,759 and $57,794 respectively.

As of September 30, 2014, there was $1,858,501 of total unrecognized compensation expense, excluding performance-based stock options that have not been deemed probable, net of estimated forfeitures, related to unvested options granted under the Stock Plans. That expense is expected to be recognized as follows:

Year ending December 31,
2014	$163,611
2015	603,341
2016	520,325
2017	459,029
2018	112,195
$1,858,501

The aggregate estimated fair value of options for which the satisfaction of the related-performance conditions have not been deemed probable is $827,860 as of September 30, 2014.

Restricted Stock Units

During 2013, the Company awarded a performance-based RSU covering 391,304 shares of common stock from the 2013 Plan. An RSU award entitles the holder to receive shares of the Company’s common stock as the award vests. The performance-based RSU awarded in 2013 vests contingent upon the achievement of pre-determined performance-based milestones. Stock-based compensation expense is recognized when it is deemed probable that the performance-based goal will be met. The Company’s board of directors or its compensation committee determines if the performance conditions have been met. The grant-date fair value of the RSU was $3.68 per share and was based on the fair market value of the Company’s common stock on the date of grant.

During the three months ended September 30, 2014, the performance-based milestone on the RSU awarded in 2013 was deemed to be probable and the award was fully vested. The Company recorded $1,440,000 in stock-based compensation which was recorded as a general and administrative operating expense in the Statements of Operations.

10. Employee Benefit Plans

In July 2014, the Company established an Employee Stock Purchase Plan (the Purchase Plan). Under the Company’s Purchase Plan, eligible employees can participate and purchase common stock semi-annually through accumulated payroll deductions at such times as are established by the administrator.  The Purchase Plan is administered by the Company’s board of directors or a committee appointed by the Company’s board of directors. Under the Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of a share of common stock on the exercise date or the offering date.  In an offering period beginning upon the closing of the Company’s IPO, the purchase price will be 85% of the lower of the offering price per share on the cover of the Prospectus related to the IPO or the fair market value of a share of common stock on the exercise date.  Eligible employees may contribute up to 15% of their eligible compensation. A participant may purchase a maximum of 2,100 shares of common stock per purchase period. The value of the shares purchased in any calendar year may not exceed $25,000.

The Purchase Plan was effective upon the completion of the Company’s IPO, at which time a total of 250,000 shares of the Company’s common stock were made available for sale. As of the first business day of each fiscal year, commencing in 2015, the aggregate number of shares that may be issued under the Purchase Plan shall automatically increase by a number equal to the least of (i) 1% of the total number of shares of the Company’s common stock actually issued and outstanding on the last business day of the prior fiscal year (excluding any rights to purchase shares of the Company’s common stock that may be outstanding, such as options or warrants), (ii) 356,500 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock determined by the Company’s board of directors.  In accordance with ASC 718-50, the ability to purchase stock at 85% of the lower of the fair market value of a share of Common Stock on the offering date or the exercise date represents an option. The Company estimates the fair value of such options at the inception of each offering period using the Black-Scholes valuation model.

11. Collaborative Research Agreements

Boehringer Ingelheim

11β HSD1 Inhibitors

In October 2007, the Company entered into a Research Collaboration and License Agreement with Boehringer Ingelheim International GmbH (BI) pursuant to which BI is responsible for the development and commercialization of 11β HSD1 inhibitors for certain indications, including type 2 diabetes (the 11β Agreement).

The funded research period under the 11β Agreement for which the Company was required to provide research services ended in December 2009. During the three months ended September 30, 2014, the Company received a $6.0 million milestone payment from BI as a result of the first patient having been dosed in the Phase 2 clinical trial which commenced in July 2014. The Company has earned $43 million in development milestones since the inception of the 11β Agreement and is eligible to receive up to $272 million in additional milestone payments based on the achievement of pre-specified events, including up to $42 million in development milestones, up to $105 million in regulatory milestones and up to $125 million in commercialization milestones. The preceding milestones are payable upon the first occurrence of any product to meet the contractual requirements. The Company is also eligible to receive 50% of the aforementioned milestone payments for any subsequent products and for any additional indications of a product to achieve those milestones.

The Company has the right, subject to the approval of the joint steering committee established pursuant to the 11β Agreement, to develop and commercialize certain 11β HSD1 inhibitors for indications other than those considered part of metabolic syndrome or reduction of cardiovascular events.

Beta-site Amyloid Precursor Protein-cleaving Enzyme 1 (BACE) Inhibitors

In June 2009, the Company entered into a Research Collaboration and License Agreement (the BACE Agreement) with BI pursuant to which BI is responsible for the development and commercialization of BACE inhibitors for the treatment of Alzheimer’s disease and other forms of dementia.

Under the BACE Agreement, the Company was obligated to provide 12 full-time-equivalent employees (FTE’s) per month for a period of 36 months to provide research services. Under the terms of the BACE Agreement, the Company received an upfront, license fee of $15,000,000. This payment was initially recorded to deferred revenue. In addition, under the BACE Agreement, BI was required to make payments for each quarter during the 36-month funded research period of $1,020,000 for a total of $12,240,000. The license fee and the research collaboration fee were being recognized as revenue over the 36-month funded research period commencing June 2009 and continuing through June 2012, which was determined to be the Company’s period of substantial involvement under the BACE Agreement. In April 2012, the initial research term was extended for an additional year through June 2013 and BI paid the Company an additional $2,960,000 for the research contributions over the 12 month extension period ($740,000 per quarter). During the extension period the Company was obligated to provide eight FTE’s per month. The additional payment of $2,960,000 was recognized ratably over the extension period through June 2013. The revenue recognition period for the nonrefundable license fee was also extended on a prospective basis through June 2013.

In December 2012, the Company amended the BACE Agreement to expand the core indication definition to include certain other indications, including diabetes and metabolic syndrome. Under the terms of the amendment, Vitae received an upfront fee of $4,000,000. In accordance with the amendment, the Company is obligated to provide 12 months of research services commencing June 2013 with such services to be completed no later than June 30, 2014. Revenue relating to the upfront payment was recognized over the period in which future research contributions were delivered through June 30, 2014 including $2.0 million that was recognized in the nine months ended September 30, 2014.

The Company has earned $29 million in development milestones since the inception of the BACE Agreement and is eligible to receive up to $326 million in additional milestone payments based on the achievement of pre-specified events, including up to $56 million in development milestones, up to $120 million in regulatory milestones and up to $150 million in commercialization milestones. The preceding milestones are payable upon the first occurrence of any product to meet the contractual requirements. Any subsequent product(s) to achieve the milestone will earn the Company 50% of the milestone amount. In addition, second indications for a product covered by the contract to achieve the regulatory milestones will earn the Company 50% of the milestone amount. The Company also may receive net sales royalties based on total annual future product sales.

12. Income Taxes

The Company sold $45,678 and $91,729 of Pennsylvania research and development tax credits and recorded net proceeds of $42,024 and $84,391 during the nine months ended September 30, 2014 and 2013, respectively. The net proceeds were recorded in other income in the Statements of Operations.

For the nine months ended September 30, 2014 and 2013, the Company did not record a current or deferred income tax expense or benefit. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2014 and December 31, 2013.

13. Related Party Transactions

A member of the Company’s Board is a partner/founder of a law firm that provided various legal services to the Company. The Company has incurred costs of $547,841 and $6,161 for the three months ended September 30, 2014 and 2013, respectively, and $1,138,938 and $35,077 for the nine months ended September 30, 2014 and 2013, respectively.

Additionally, $898,530 and $208,579 was due to the related party as of September 30, 2014 and December 31, 2013, respectively. BI, the Company’s collaborative research partner (Note 11), is also an affiliate of a stockholder of the Company.

14. Reverse Stock Split

In connection with preparing for the IPO, the Company’s board of directors and stockholders approved a 1-for-23 reverse stock split of the Company’s preferred and common stock. The reverse split became effective on September 8, 2014. All preferred share, common share and per share amounts in the financial statements and notes have been retroactively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of common stock to additional paid-in capital.

15. Subsequent Event

On October 27, 2014, the Company issued and sold an additional 1,031,250 shares of common stock at the IPO price of $8.00 per share, less underwriting discounts, following the underwriters of the Company’s IPO exercise in full of their over-allotment option.  The aggregate net proceeds to Vitae from the over-allotment closing, after underwriting discounts and commissions and estimated offering expenses, was approximately $7.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements included in the Prospectus dated September 24, 2014 filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on September 24, 2014. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases with significant unmet medical needs. We were incorporated in May 2001 and commenced principal operations during 2002. Since that time, we have been principally engaged in the discovery and development of novel product candidates. We are developing a growing portfolio of novel product candidates internally generated by Contour®, our proprietary structure-based drug discovery platform. We have two partnered product candidates in the clinic and several wholly-owned product candidates in preclinical development:

•                  Our most advanced product candidates include VTP-34072, which is in a Phase 2 clinical trial for the treatment of type 2 diabetes and VTP-37948/BI1181181, which is in Phase 1 clinical trials for the treatment of Alzheimer’s disease (Alzheimer’s). Both products are being developed exclusively by Boehringer Ingelheim GmbH (BI) under separate collaborations with them. We have received an aggregate of $158 million in funding from BI as of September 30, 2014, including $30 million from the sale of our equity securities and $128 million in upfront license fees, research funding and success based milestone payments.

•                  We have several wholly-owned product candidates advancing in preclinical development, including VTP-43742 for the treatment of autoimmune disorders, VTP-38443 for the treatment of acute coronary syndrome and VTP-38543 for the treatment of atopic dermatitis. We intend to advance and retain rights to these and other programs and product candidates that we believe can be developed and commercialized by us, and to strategically partner where doing so can accelerate the program and generate non-dilutive capital for us.

We are a structure-based drug discovery company, and we have leveraged our expertise and ability to create a growing portfolio of novel, potent and selective product candidates. Our goal is to leverage this leadership in structure-based drug discovery to deliver first- or best-in-class small molecule drugs to patients in diseases with significant unmet medical needs. The key elements of our business strategy are to:

•                  advance our growing portfolio of product candidates;

•                  establish late-stage development and commercialization capabilities for certain of our product candidates in the United States and potentially other markets;

•                  selectively collaborate with large biotechnology and pharmaceutical companies to maximize the value of our product candidates;

•                  leverage Contour to rapidly discover novel small molecule product candidates for additional validated, difficult-to-drug targets; and

•                  continue investing in technology, people and intellectual property.

We believe these strategies provide us with multiple, sustainable-growth opportunities.

Our historical net income is not necessarily indicative of results for any future period. For the nine months ended September 30, 2014 and 2013, we had a net loss of $11.8 million and $8.5 million, respectively, and at September 30, 2014, we had an accumulated deficit of $122.7 million. We have devoted substantially all of our capital resources to the research and development of our product candidates. Since our inception in 2001, we have had no revenues from product sales. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical development and clinical trials, and to eventually seek regulatory approval and pursue commercialization. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

As of September 30, 2014, we had cash, cash equivalents and short-term investments of approximately $67.8 million, which is expected to enable us to fund our currently anticipated operating expenses and capital expenditure requirements through the first half of 2016, however, we will need to secure additional funding in the future.  We will seek to fund our operations through the sale of equity, debt financings or other capital sources, including potential collaborations or partnerships with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Recent Highlights

Since June 30, 2014, we experienced the following:

Research and Development Activities:

•                  VTP-37948/BI1181181 (BACE) - Announced positive top-line results from two Phase 1 clinical trials in the treatment and prevention of Alzheimer’s disease as part of the BACE collaboration with BI. In the trials, VTP-37948/BI1181181 was safe and generally well-tolerated across all dose levels tested and had a half-life of between 16 and 19 hours, supporting a once-daily dosing profile. In addition, VTP-37948/BI1181181 demonstrated the ability to lower CSF Aβ levels by more than 80%. BI expects to initiate additional Phase 1 studies, including a multiple rising dose trial which is expected to complete in the first half of 2015; and,

•                  VTP-34072 (11β HSD1) - Commenced the initial Phase 2 clinical trial for type 2 diabetes as part of the 11 β collaboration with BI in July 2014. The clinical trial involves 126 type 2 diabetic patients and is expected to have results in the first half of 2015. We received a milestone payment of $6.0 million from BI in the third quarter of 2014 as a result of the first patient having been dosed in this trial.

Financial Developments:

•                  raised $48.7 million, after deducting underwriting fees and other offering expenses, through the issuance and sale of 6,875,000 shares of common stock in an initial public offering (IPO) at a price of $8.00 per share less underwriting discounts and ended the third quarter of 2014 with $67.8 million of cash, cash equivalents and short-term investments;

•                  received a $6.0 million milestone payment in the third quarter of 2014 from BI as a result of the first patient having been dosed in the Phase 2 clinical trial;

•                  reported net operating expenses of $7.9 million in the third quarter of 2013, which included $2.0 million in stock-based compensation expense; and

•                  on October 27, 2014, raised an additional $7.6 million, after deducting offering expenses, through the issuance and sale of an additional 1,031,250 shares of common stock at the IPO price of $8.00 per share less underwriting discounts, following the exercise in full of the over-allotment option granted to the underwriters of our IPO.

Strategic Partnerships

11β HSD1 Inhibitors with BI

In October 2007, we entered into a research collaboration and license agreement with BI, which we refer to as the 11β Agreement. Based upon discoveries we made using Contour, we and BI formed a worldwide strategic partnership granting BI exclusive rights to develop and commercialize novel compounds for patients with type 2 diabetes and certain related metabolic disease conditions, such as abnormal blood cholesterol and triglyceride levels, obesity and hypertension, or high blood pressure. The alliance encompasses multiple series of novel, orally available 11β HSD1 inhibitors that were discovered using Contour. We also retained the right, subject to the approval of the joint steering committee established pursuant to the 11β Agreement, to develop 11β HSD1 inhibitors for certain indications outside of the core focus of diabetes and related metabolic conditions. The collaborative research program portion of this strategic partnership began in October 2007 and expired in December 2009.

Under the 11β Agreement, we have received an aggregate of $65.2 million in non-equity funding as of September 30, 2014, including upfront license fees, research funding and success-based milestone payments. We received an upfront license fee from BI of $15.0 million upon execution of the 11β Agreement. In addition, BI made quarterly payments of $0.8 million during the 27-month collaborative research program period, for a total of $7.2 million. The upfront fee and the research collaboration payments were recognized as revenue over the 27-month funded research program period, from October 2007 through December 2009. Also, as of September 30, 2014, we earned $43.0 million for achieving substantive development milestone payments, including $6.0 million milestone payment in the third quarter of 2014 from BI as a result of the first patient having been dosed in the Phase 2 clinical trial which commenced in July 2014. In addition, we are eligible to receive up to $272.0 million in additional milestone payments based on the achievement of pre-specified events, including up to $147.0 million in development and regulatory milestone payments and up to $125.0 million in commercialization milestone payments. Pursuant to the 11β Agreement, BI is now responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the 11β program, including VTP 34072.

The additional development, regulatory and commercialization milestone payments are payable upon the first occurrence of any product to meet the requirements specified in the 11β Agreement. Any subsequent compound that achieves the same milestone will earn 50% of the initial milestone payment, unless otherwise agreed to by the parties. In addition, second indications for a product covered by the 11β Agreement to achieve the regulatory milestone payments will earn us 50% of the milestone amount. We are also eligible to receive tiered royalties from the high-single digits to the low-double digits. We have the option to participate in funding the Phase 3 clinical trials in exchange for increased royalties. BI’s obligation to pay the royalties continues on a country-by-country and product-by-product basis for the later of 10 years following the first commercial sale of such product in such country or as long as such product is covered by any of the patents licensed to BI under the 11β Agreement or any patents controlled by BI as of the effective date of the 11β Agreement.

B-site Amyloid Precursor Protein-Cleaving Enzyme Inhibitors with BI

In June 2009, we entered into a research collaboration and license agreement with BI, which we refer to as the BACE Agreement. Based upon discoveries we made using Contour, we and BI formed a worldwide strategic partnership granting BI exclusive rights to develop and commercialize BACE inhibitors for the treatment of certain indications, including Alzheimer’s. The inhibition of BACE, an enzyme involved in the formation of amyloid-β plaques, which are insoluble aggregates made up of amyloid-β protein and which accumulate in the brains of patients with Alzheimer’s, offers the potential to slow or even halt disease progression. BI will lead development and commercialization of all products for Alzheimer’s to capitalize on its global marketing and sales expertise. If a particular BACE inhibitor is not advanced to the development phase, subject to the approval of the joint steering committee established pursuant to the BACE Agreement, we have the right to use our patents and other intellectual property assets licensed to BI as well as certain patents and other intellectual property assets of BI to develop and commercialize that BACE inhibitor for indications other than those referred to above.

Under the BACE Agreement, we have received an aggregate of $63.2 million in non-equity funding as of September 30, 2014, including upfront license fees, research funding and success-based milestone payments. During the collaborative research program period, we were obligated to provide twelve full-time equivalent employees (FTEs) per month for a period of 36 months to provide research services, and we received an upfront license fee from BI of $15.0 million upon execution of the BACE Agreement. In addition, BI made quarterly payments of approximately $1.0 million during the 36-month collaborative research program period, for a total of $12.2 million. The license fee and the research collaboration payments were recognized as revenue over the 36-month research program period, from June 2009 through June 2012. In April 2012, the initial research program was extended for an additional year through June 2013, and BI made quarterly payments of approximately $0.8 million over the 12-month extension period, for a total of $3.0 million. During this extension period, we were obligated to provide eight FTEs per month. The additional payments totaling $3.0 million were recognized ratably over the extension period through June 2013. The revenue recognition period for the license fee was also extended on a prospective basis through June 2013. Pursuant to the BACE Agreement, BI is now responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program, including VTP 37948/BI 1181181.

In December 2012, we amended the BACE Agreement to expand the core indication definition to include additional indications, including type 2 diabetes and metabolic syndrome. Under the terms of the amendment, we received a nonrefundable fee of $4.0 million upon execution of the amendment. In accordance with the amendment, we were obligated to provide 12 months of research contributions at BI’s discretion commencing in June 2013. Deferred revenue was recorded upon receipt of the cash payments, and revenue relating to the upfront payment was recognized over the 12-month period in which research contributions were delivered through June 30, 2014. We recorded $2.0 million and $1.0 million in revenues related to the amendment for the nine months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014 and 2013, we earned $0 and $4.0 million, respectively, for achieving substantive development milestones related to BACE inhibitors under the BACE Agreement. Milestone revenue for the nine months ended September 30, 2013 included a $4.0 million milestone related to the advancement of back-up compound, VTP-36951, as a Development Candidate. As of September 30, 2014, we have earned $29.0 million in development milestone payments since the inception of the BACE Agreement, and we are eligible to receive up to $326.0 million in additional milestone payments based on the achievement of pre-specified events, including up to $176.0 million in development and regulatory milestone payments and up to $150.0 million in commercialization milestone payments.

The additional development, regulatory and commercialization milestone payments are payable upon the first occurrence of any product to meet the requirements specified in the BACE Agreement. Any subsequent product to achieve the same milestone will earn 50% of the initial milestone payment, unless otherwise agreed to by the parties. In addition, second indications for a product covered by the BACE Agreement to achieve the regulatory milestones will earn us 50% of the applicable milestone amount at 50%. We are also eligible to receive tiered royalties from the high-single digits to the low-double digits. We have the option to participate in funding the Phase 3 clinical trials in exchange for increased royalties. BI’s obligations to pay the royalties continues on a country-by-country basis for the later of 10 years following the first commercial sale of each product in such country or as long as the product is covered by patents licensed to BI under the BACE Agreement.

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales. Primarily all of our revenue to date has been derived from license fees, milestone payments and collaborative research and development payments received from our strategic partners.

In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and research and development payments in connection with strategic partnerships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursements, milestone and other payments received under our strategic partnerships, and the amount and timing of payments that we receive upon the sale of our products, to the extent any of our products are successfully commercialized. We do not expect to generate revenue from product sales for many years, if ever. If we or our strategic partners fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expenses

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. We expense research and development costs as incurred.

These expenses include, but are not limited to:

•                  employee-related expenses, which include salaries, benefits and stock-based compensation;

•                  expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;

•                  the cost of acquiring and manufacturing preclinical and clinical trial materials;

•                  outsourced professional scientific services;

•                  laboratory materials and supplies used to support our research activities;

•                  allocated expenses for rent, utilities and other facility-related costs; and

•                  software license fees associated with in-licensed products and technology.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or the period, if any, in which material net cash inflows may commence from any of our other product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials which vary significantly over the life of a project as a result of differences arising during clinical development, including:

•                  the number of clinical sites included in the trials;

•                  the length of time required to enroll suitable patients;

•                  the number of patients that ultimately participate in the trials;

•                  the number of doses patients receive;

•                  the duration of patient follow-up; and

•                  the results of our clinical trials.

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of the foregoing variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the U.S. Food and Drug Administration (FDA) or other regulatory authorities were to require us to conduct clinical trials beyond those which we currently anticipate, or if we experience significant delays in enrollment in any our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Drug commercialization will take several years and millions of dollars in development costs.

We track research and development expenses on a program-by-program basis and have allocated common expenses, such as facilities, depreciation, stock-based compensation and other research and development support expenses to each program based on the personnel resources allocated to each program. Below is a summary of our research and development expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
RORγt	$3,119	$2,394
BACE	—	(4)
LXRβ	73	75
Discovery and Other	1,399	908
Contour and Technology Development	208	154
Total research and development expenses	$4,799	$3,527

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
RORγt	$9,090	$7,693
BACE	—	911
LXRβ	234	587
Discovery and Other	4,288	1,315
Contour and Technology Development	612	606
Total research and development expenses	$14,224	$11,112

RORγt

Our RORγt program is focused on the discovery of small molecule compounds with the potential to treat various autoimmune disorders. Autoimmune disorders comprise a large number of disease conditions where the body mounts an inappropriate immune response against normal, healthy tissues. These disorders include commonly known diseases such as psoriasis, multiple sclerosis, and rheumatoid arthritis, as well as rarer conditions such as Behcet’s disease and non-infectious uveitis. We commenced discovery efforts for this program in the fourth quarter of 2012 and selected VTP-43742 as a product candidate in the first quarter of 2014. We plan to file an investigational new drug application (IND) with the FDA for VTP-43742 to treat psoriasis in the first half of 2015 with Phase 1 clinical trials commencing thereafter. We expect to have Phase 1 data by the end of 2015. RORγt expenses for the three and nine months ended September 30, 2014 were primarily related to activities to support the planned IND application. We expect future RORγt expenses to increase as we commence Phase 1 clinical trials and progress our backup compounds.

BACE

We entered into the BACE Agreement in 2009. The funded research obligation of our strategic partnership began in June 2009 and expired in June 2013. In addition, the second amendment to the BACE Agreement in December 2012 obligated us, at BI’s discretion, to supply a specified number of FTEs on a monthly basis during the period July 1, 2013 through June 30, 2014. Certain expenses, including patent expenses and animal studies, are incurred by us and reimbursed by BI on a quarterly basis. We record revenue and expenses on a gross basis under this arrangement. Pursuant to the BACE Agreement, BI is now responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program, including VTP 37948/BI 1181181.

LXRβ

Our LXRβ program is focused on the discovery and development of small molecule pharmaceutical agents with the potential to treat acute coronary syndrome and atopic dermatitis, also known as eczema. In 2012, discovery efforts were substantially complete, and in 2013, we focused primarily on clinical development, regulatory strategy and formula development. We have selected VTP-38443 as a product candidate for acute coronary syndrome (ACS) and have selected VTP-38543 as a product candidate for atopic dermatitis. Ongoing expenses will be for the preclinical and clinical development of our existing candidates. The amount of future expense related to these programs will be dependent upon the design, timing and cost of studies and whether or not collaboration agreements are entered into to further their development. For VTP-38443, we anticipate completing the necessary preclinical development work and filing an IND in the first half of 2016, with Phase 1 clinical trials commencing thereafter. For VTP-38543, we anticipate completing the necessary preclinical development work and filing an IND by the second half of 2015, with Phase 1 clinical trials commencing thereafter.

Discovery and Other

Discovery and Other includes expenses related primarily to the design, synthesis and assessment of product candidates for new molecular targets and for previous product candidates for which we have decided not to pursue further development. These costs include attempts to replicate literature data, structural biology around the target and, to a limited extent, compound synthesis. Generally, these costs include activities up to and including animal proof-of-concept.

In the third quarter of 2013, we commenced significant discovery work on a known immuno-oncology target. Future research and development costs for this program are expected to increase significantly should the exploratory work confirm the potential of this target.

Contour and Technology Development

We have developed Contour, a computational structure-based drug discovery platform, to design and optimize compounds across a range of therapeutic targets and disease areas. Technology development expenses consist principally of salaries and related costs for personnel engaged in the development and enhancement of the technology. We expect future technology development expenses to be in line with 2013 costs for the next few years.

We expect that the expenses related to our entire pipeline will continue to increase with successful progression of our compounds into later stages of development and as we commence new discovery efforts on promising biological targets. However, future research and development costs for any particular program or product candidate are not reasonably certain because such costs are dependent on a number of variables, including successful completion of preclinical and clinical studies, the design and cost of future studies and the amount and timing of discovery efforts committed to back-up compounds.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, business development, legal and human resources functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent filing and prosecution costs and professional fees for investor relations, legal, auditing and tax services.

We anticipate that our general and administrative expenses will increase as a result of increased payroll, expanded infrastructure and higher consulting, legal, regulatory and tax-related services associated with maintaining compliance with stock exchange listing and SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income

Other income primarily relates to the revaluation of our warrant liability and the sale of Pennsylvania tax credits. Upon the closing of our IPO, the preferred stock warrant liability was reclassified to additional paid-in capital. We performed the final re-measurement of the warrant in connection with completion of the IPO.

Interest Income and Interest Expense

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense consists primarily of interest, amortization of debt discount, and amortization of deferred financing costs associated with our notes payable.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in detail in Note 2 to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Our revenues are generated primarily through collaborative arrangements which generally contain multiple elements, or deliverables, including licenses and research and development activities to be performed by us on behalf of the licensee. Payments to us under these arrangements typically include one or more of the following: (1) nonrefundable, upfront license fees, (2) funding of discovery research efforts on an FTE basis, (3) reimbursement of research, development and intellectual property costs, (4) milestone payments, and (5) royalties on future product sales.

We account for revenue arrangements with multiple deliverables entered into prior to January 1, 2011 in accordance with Accounting Standard Codification (ASC) Topic 605-25, Revenue Recognition: Multiple-Element Arrangements. The multiple-deliverable items are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. We allocate the consideration we receive among the separate units of accounting based on their respective fair value, and apply the applicable revenue recognition criteria to each of the separate units. Where an item in a revenue arrangement with multiple deliverables does not constitute a separate unit of accounting and for which delivery has not occurred, we defer revenue until the delivery of the item is completed.

Effective January 1, 2011, we adopted, on a prospective basis, Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements, which amends ASC 605-25 and also adopted ASU 2010-17, Revenue Recognition—Milestone Method. Our collaborations with BI were entered into prior to the adoption of this guidance. The BACE Agreement amendment entered into December 2012 was accounted for under ASC 2009-13.

In accordance with ASU 2009-13, we will consider whether the deliverables under the arrangement represent separate units of accounting. In determining the units of accounting, we will evaluate certain criteria, including whether the deliverables have stand-alone value. The consideration received will be allocated to the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria will be applied to each of the separate units.

We determine the estimated selling price for agreement deliverables using the following hierarchy: (1) vendor-specific objective evidence, or VSOE, (2) third-party evidence, or TPE or (3) best estimate of selling price if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment and consideration of various factors, including market conditions, items contemplated during agreement negotiation as well as internally developed net present value models.

We typically receive upfront, nonrefundable payments when licensing our intellectual property. For intellectual property licenses that do not have stand-alone value from the other deliverables to be provided, revenue is recognized over the contractual or estimated performance period, which is typically the term of the research and development obligations. The periods over which revenue should be recognized are subject to estimates by us and may change over the course of the research and development agreement. Such a change could have a material impact on the amount of revenue we record in future periods.

Payments or reimbursements resulting from our research and development efforts are recognized as the services are performed and are presented on a gross basis so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

In accordance with ASU 2010-17, we will recognize revenue from milestone payments when: (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement; and (ii) we do not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone, (b) relates solely to past performance and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. We have concluded that the clinical and development and regulatory milestones pursuant to our research and development arrangements are substantive.

Royalty revenue will be recognized when earned. We have not earned any royalty revenues to date.

Accrued Clinical and Preclinical Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued clinical expenses include:

•                  fees paid to vendors in connection with the preclinical development activities;

•                  fees paid to contract manufacturers in connection with the production of preclinical and clinical trial materials;

•                  fees paid to contract research organizations in connection with clinical studies; and

•                  fees paid to investigative sites in connection with clinical studies.

We base our expenses related to preclinical and clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with the provisions of ASC 718, Compensation—Stock Compensation, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of or may be settled by the issuance of the enterprise’s equity instruments. ASC 718 requires that we measure the cost of equity-based service awards based on the grant-date fair value of the award, net of estimated forfeitures, and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period) on a straight-line basis.

We issue both performance-based stock options and performance-based restricted stock units, or RSUs. Stock-based compensation expense is recognized beginning when it is deemed probable that the performance-based goal will be met, as determined by our board of directors.

We expect to continue to grant stock options, and potentially other forms of equity awards, in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Determining Fair Value of Stock-Based Awards

Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Calculating the fair value of share-based awards requires that we make highly subjective assumptions. The fair value of each stock option grant is calculated using the Black-Scholes option pricing model. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Prior to our IPO, there was no public market for the trading of our common stock. Due to this fact and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. We selected companies from the biopharmaceutical industry with similar characteristics to us.

We use the simplified method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of stock option grants to employees as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

The fair value of stock options granted were calculated using the following weighted-average assumptions in the Black-Scholes option pricing model for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Expected stock price volatility	83.00%	85.00%
Expected term of options (in years)	6.11	6.25
Weighted-average risk-free interest Rate	1.98%	1.42%
Expected dividend yield	0%	0%

The estimated fair value of our stock-based awards, less estimated forfeitures, is amortized on a ratable basis over the awards’ service periods. Stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was recognized as follows:

	Nine Months Ended September 30,
	2014	2013
Research and development	$214,628	$13,329
General and administrative	1,864,723	72,278
Total stock-based compensation	$2,079,351	$85,607

We have historically granted stock options at exercise prices not less than the fair market value of our common stock. Prior to our IPO, in the absence of a public trading market for our common stock, our board of directors was required to estimate the fair value of our common stock at each option grant date. The board of directors, in making its independent determination, utilized a number of different sources. We used methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, considering numerous objective and subjective factors to determine common stock fair market value at each option grant date, including third party valuations of the common stock, external market conditions affecting the life sciences industry sector, the prices at which we sold shares of convertible preferred stock, the superior rights and preferences of securities senior to our common stock at the time of each grant, our results of operations and financial position, the status of our research and development efforts, our stage of development and business strategy and the likelihood of achieving a liquidity event such as an initial public offering or sale of our company.

Income Taxes

For the nine months end September 30, 2014 and 2013, we did not record a current or deferred income tax expense or benefit. We have evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on our history of operating losses, we have concluded that it is not more likely than not that the benefit of our deferred tax assets will be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of September 30, 2014 and December 31, 2013.

Results of Operations

Comparison of three months ended September 30, 2014 and 2013

	Three Months Ended September 30,		Increase/
	2014	2013	(decrease)
	(in thousands)
Collaborative revenues	$6,178	$5,352	$826
Operating expenses:
Research and development	4,799	3,527	1,272
General and administrative	3,097	1,317	1,780
Total operating expenses	7,896	4,844	3,052
Operating income	(1,718)	508	(2,226)
Other income	126	—	126
Interest income	8	14	(6)
Interest expense	(225)	(343)	118
Net income	$(1,809)	$179	$(1,988)

	Three Months Ended September 30,		Increase/
Revenue	2014	2013	(decrease)
	(in thousands)
Amortization of upfront license fees	$—	$75	$(75)
Collaborative research payments:
FTE Funding	—	925	(925)
Intellectual property costs	178	352	(174)
Total collaborative research payments	178	1,352	(1,174)
Milestone revenue	6,000	4,000	2,000
Total collaborative revenues	$6,178	$5,352	$826

Upfront License Fee Revenue

For the three months ended September 30, 2013, all upfront license fee revenue was entirely associated with the amortization of the upfront fee received upon execution of the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease. Revenue relating to the upfront payment was recognized over the 12-month period in which research contributions were delivered through June 30, 2014.

Collaborative Research Payments:

FTE Funding. For the three months ended September 30, 2013, all FTE funding revenue was related to the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease. FTE funding revenue was recognized over the 12-month period in which research contributions were delivered through June 30, 2014.

Intellectual Property Costs. Payments or reimbursements of our intellectual property costs are recognized as the services are performed and are presented on a gross basis so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. For the three months ended September 30, 2014 and 2013, revenue related to intellectual property cost reimbursements was $0.2 million and $0.4 million, respectively. The decrease of $0.2 million was primarily related to a reduction in intellectual property costs associated with our 11β Agreement.

Milestone Revenue. Revenue for the three months ended September 30, 2014 included $6.0 million in milestone payments from BI related to the 11β Agreement as a result of the first patient having being dosed in a Phase 2 clinical trial.  Revenue for the three months ended September 30, 2013 included $4.0 million in milestone payments from BI related to the BACE Agreement for the advancement of back-up compound, VTP-36951, as a Development Candidate.

Research and Development.  Research and development expense for the three months ended September 30, 2014 was $4.8 million compared to $3.5 million for the three months ended September 30, 2013, an increase of approximately $1.3 million. The increase was primarily attributable to a $0.8 million increase in preclinical trial expenses associated with our RORγt program and new discovery program in immuno-oncology, a $0.2 million increase in stock-based compensation expense and a $0.1 million increase in outsourced professional scientific services.

Included in research and development expense were stock-based compensation charges of $208,000 and $5,000 for the three months ended September 30, 2014 and 2013, respectively. The increase in stock-based compensation expense of $0.2 million was primarily due to 52,675 performance-based stock options being deemed probable that the performance-based goal would be met and stock-based compensation expense was recorded ratably over the completed service period associated with the performance condition.

General and Administrative.  General and administrative expense for the three months ended September 30, 2014 was $3.1 million compared to $1.3 million for the three months ended September 30, 2013, an increase of $1.8 million. The increase was primarily a result of a $1.7 million increase in stock-based compensation expense and a $0.1 million increase in professional fees for auditing services due to the increased compliance associated with being a public company.

Included in general and administrative expense were stock-based compensation charges of $1.8 million and $24,000 for the three months ended September 30, 2014 and 2013, respectively. The increase in stock-based compensation expense of $1.7 million was primarily due to a $1.4 million increase related to the vesting of 391,304 performance-based restricted stock units and a $0.2 million increase related to 58,026 performance-based stock options being deemed probable that the performance-based goal would be met. Stock-based compensation expense was recorded ratably over the completed service period associated with the performance condition.

Other Income.  Other income for the three months ended September 30, 2014 was $0.1 million. The income was attributable to the revaluation of the fair value of our warrant liability as of September 24, 2014. Upon the closing of our IPO, the preferred stock warrant liability was reclassified to additional paid-in capital. We performed the final re-measurement of the warrant in connection with completion of the IPO.

Interest Income.  Interest income for the three months ended September 30, 2014 was $8,000 compared to $14,000 for the three months ended September 30, 2013. The decrease in interest income was attributable to a decrease in our average cash balance and the average interest rates of our investments for the three months ended September 30, 2014 compared to September 30, 2013.

Interest Expense.  Interest expense for the three months ended September 30, 2014 was $0.2 million compared to $0.3 million for the three months ended September 30, 2013, a decrease of $0.1 million. The decrease was primarily due to the reduction in our average loan balance in 2014 from monthly principal payments being applied against our notes payable.

Comparison of nine months ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Increase/
	2014	2013	(decrease)
	(in thousands)
Collaborative revenues	$8,507	$7,314	$1,193
Operating expenses:
Research and development	14,224	11,112	3,112
General and administrative	5,725	3,996	1,729
Total operating expenses	19,949	15,108	4,841
Operating income	(11,442)	(7,794)	(3,648)
Other income	343	304	39
Interest income	37	57	(20)
Interest expense	(766)	(1,111)	345
Net income	$(11,828)	$(8,544)	$(3,284)

	Nine Months Ended September 30,		Increase/
Revenue	2014	2013	(decrease)
	(in thousands)
Amortization of upfront license fees	$150	$279	$(129)
Collaborative research payments:
FTE Funding	1,850	2,183	(333)
Intellectual property costs	507	852	(345)
Total collaborative research payments	2,507	3,314	(807)
Milestone revenue	6,000	4,000	2,000
Total collaborative revenues	$8,507	$7,314	$1,193

Upfront License Fee Revenue

For the nine months ended September 30, 2014 and 2013, all upfront license fee revenue was entirely associated with the BACE Agreement, totaling $0.2 million and $0.3 million, respectively. The $0.1 million decrease was primarily attributable to a decrease of $0.2 million in amortization of deferred revenue due to the initial collaborative research period ending as of June 3, 2013. The decrease was slightly offset by a $0.1 million increase in the amortization of the upfront fee received upon execution of the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease.

Collaborative Research Payments:

FTE Funding. For the nine months ended September 30, 2014 and 2013, all FTE funding revenue was associated with the BACE Agreement, totaling $1.9 million and $2.2 million, respectively. The $0.3 million decrease was primarily attributable to a decrease of $1.3 million due to the initial collaborative research period for the BACE Agreement ending as of June 3, 2013; the decrease was partially offset by an increase of $1.0 million in FTE revenue received related to the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease.

Intellectual Property Costs. Payments or reimbursements of our intellectual property costs are recognized as the services are performed and are presented on a gross basis so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. For the nine months ended September 30, 2014 and 2013, revenue related to intellectual property cost reimbursements was $0.5 million and $0.8 million, respectively. The decrease of $0.3 million was primarily related to a reduction in intellectual property costs associated with our 11β Agreement.

Milestone Revenue. Revenue for the nine months ended September 30, 2014 included $6.0 million in milestone payments from BI related to the 11β Agreement as a result of the first patient having being dosed in a Phase 2 clinical trial.  Revenue for the nine months ended September 30, 2013 included $4.0 million in milestone payments from BI related to the BACE Agreement for the advancement of back-up compound, VTP-36951, as a Development Candidate.

Research and Development.  Research and development expense for the nine months ended September 30, 2014 was $14.2 million compared to $11.1 million for the nine months ended September 30, 2013, an increase of approximately $3.1 million. The increase was attributable to a $2.3 million increase in preclinical trial expenses associated with our RORγt program and new discovery program in immuno-oncology, a $0.4 million increase in outsourced professional scientific services and a $0.2 million increase in stock-based compensation expense.

Included in research and development expense were stock-based compensation charges of $215,000 and $13,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in stock-based compensation expense of $0.2 million was primarily due to 52,675 performance-based stock options being deemed probable that the performance-based goal would be met. Stock-based compensation expense was recorded ratably over the completed service period associated with the performance condition.

General and Administrative.  General and administrative expense for the nine months ended September 30, 2014 was $5.7 million compared to $4.0 million for the nine months ended September 30, 2013, an increase of $1.7 million. The increase was primarily a result of a $1.7 million increase in stock-based compensation expense, a $0.3 million increase in recruiting expenses and a $0.1 million increase in professional fees for auditing services due to the increased compliance associated with being a public company; partially offset by a $0.4 million decrease in outside patent costs.

Included in general and administrative expense were stock-based compensation charges of $1.9 million and $72,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in stock-based compensation expense of $1.8 million was primarily due to a $1.4 million increase related to the vesting of 391,304 performance-based restricted stock units and a $0.2 million increase related to 58,026 performance-based stock options being deemed probable that the performance-based goal would be met. Stock-based compensation expense was recorded ratably over the completed service period associated with the performance condition.

Other Income.  Other income for each of the nine months ended September 30, 2014 and 2013 was $0.3 million. During the nine months ended September 30, 2014, an increase of $82,000 was attributable to the revaluation of the fair value of our warrant liability which was partially offset by a decrease of $43,000 for the sale of Pennsylvania tax credits. Upon the closing of our IPO, the preferred stock warrant liability was reclassified to additional paid-in capital. We performed the final re-measurement of the warrant in connection with completion of the IPO.

Interest Income.  Interest income for the nine months ended September 30, 2014 was $37,000 compared to $57,000 for the nine months ended September 30, 2013. The decrease in interest income was attributable to a decrease in our average cash balance and the average interest rates of our investments for the nine months ended September 30, 2014 compared to September 30, 2013.

Interest Expense.  Interest expense for the nine months ended September 30, 2014 was $0.8 million compared to $1.1 million for the nine months ended September 30, 2013, a decrease of $0.3 million. The decrease was entirely due to a reduction in our average loan balance in 2014 from monthly principal payments being applied against our notes payable.

Liquidity and Capital Resources and Plan of Operations

In September 2014, we sold 6,875,000 shares of common stock in our IPO for net proceeds of $48.7 after payments of underwriting fees and other expenses. Prior to our IPO, we funded our operations through the private placement of equity securities, revenue from strategic partnerships, debt financing and interest income. As of September 30, 2014, we have received gross proceeds of $120.1 million from the issuance of convertible preferred stock, including $40.0 million of equity sales to our strategic partners. As of September 30, 2014, we had received an aggregate of $138.7 million in cash from non-equity capital in the form of license fees, milestone payments and research and development funding received from our strategic partners. In addition, we have received approximately $39.8 million in funding from our debt financings with various commercial lenders. As of September 30, 2014, we had an accumulated deficit of $122.7 million and working capital of $58.4 million which includes cash, cash equivalents and short-term investments of approximately $67.8 million. As of September 30, 2014, our investments included money market funds, certificates of deposit, and corporate debt securities.

On October 27, 2014, we issued and sold an additional 1,031,250 shares of common stock at the IPO price of $8.00 per share, less underwriting discounts, following the underwriters of our IPO exercise in full of their over-allotment option.  The aggregate net proceeds to us from the over-allotment closing, after underwriting discounts and commissions and estimated offering expenses, was approximately $7.6 million.

Cash Flows

Comparison of Nine months ended September 30, 2014 and 2013

The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,687)	$(1,483)
Investing activities	4,323	4,055
Financing activities	46,228	(3,002)
Net increase (decrease) in cash and cash equivalents	$39,864	$(430)

Net cash used in operating activities

During the nine months ended September 30, 2014, our operating activities used cash of $10.7 million. The cash used in operating activities primarily resulted from our net loss of $11.8 million and cash outflow from net changes in operating assets and liabilities of $1.0 million. These cash outflows were partially offset by non-cash expenses of approximately $2.1 million due primarily to stock-based compensation expense. Changes in operating assets and liabilities included a decrease in deferred revenue of $2.0 million, due primarily to the amortization of upfront license and FTE payments from BI, and a $0.5 million increase in prepaid expenses and other current assets partially offset by a $1.5 million increase in accounts payable and accrued expenses.

During the nine months ended September 30, 2013, our operating activities used cash of $1.5 million. The cash used by operations primarily resulted from our net loss of $8.5 million and cash inflow from net changes in operating assets and liabilities of $6.9 million, which included a reduction in accounts receivable of $4.7 million and an increase in deferred revenue of $2.1 million, due primarily from an amendment to the BACE Agreement to expand the core BACE indication to include diabetes and metabolic disease, which was received in the first quarter of 2013 and was recognized through September 30, 2014.

Net cash provided by investing activities

During the nine months ended September 30, 2014 our investing activities provided cash of $4.3 million. The cash provided by investing activities was primarily a result of the sale and maturity of marketable securities exceeding the purchase price of similar marketable securities. Purchases of property and equipment for the nine months ended September 30, 2014 were $187,000.

During the nine months ended September 30, 2013, our investing activities provided cash of $4.1 million. The cash provided by investing activities was primarily a result of the sale and maturity of marketable securities exceeding the purchase price of similar marketable securities. Purchases of property and equipment for the nine months ended September 30, 2013 were $153,000.

Net cash provided by (used in) financing activities

During the nine months ended September 30, 2014, our financing activities provided cash of $46.2 million. The cash provided by financing activities was primarily a result of proceeds received from the issuance of our common stock through our IPO and exercise of common stock options of $51.2 million being partially offset by principal payments on notes payable of $4.1 million and payment of offering costs of $0.9 million.

During the nine months ended September 30, 2013, our financing activities used cash of $3.0 million. The cash used in 2013 was primarily a result of principal payments on notes payable of $3.3 million, partially offset by the reduction of restricted cash of $0.2 million and proceeds from the exercise of common stock options of $0.1 million.

Credit Facility

In December 2011, we entered into a $15.0 million senior secured credit facility with Oxford Finance LLC and Silicon Valley Bank and we drew down all available funds from the facility at that time. Pursuant to the terms of the loan and security agreement evidencing the credit facility, we made monthly payments of interest only through January 1, 2013 and, thereafter, we make monthly payments of principal and interest over the remaining 33 months of the loan. The credit facility bears interest at the rate of 8.85% per annum. Monthly payments are $513,765. The final payment will include an additional interest payment of $0.3 million, which is being recognized as interest expense over the term of the loan. As a result, the effective interest rate on the loan is 9.49% per annum. We may prepay the debt subject to certain prepayment fees. The credit facility also prohibits us from paying dividends on our equity securities.

The credit facility is secured by all of our assets other than intellectual property for which we have provided a negative pledge. The credit facility contains customary affirmative and negative covenants. As of September 30, 2014 and December 31, 2013, we were in compliance with all of the covenants under our credit facility.

The principal balance of the loan was $6.3 million and $10.4 million at September 30, 2014 and December 31, 2013, respectively.

Plan of Operation

We anticipate we will incur net losses for the next several years as we complete preclinical studies and initiate clinical development of our RORγt and LXRβ programs. In addition, we plan to continue to invest in discovery efforts to explore additional targets, including our new discovery program in immuno-oncology, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful or if the FDA does not approve our product candidates arising out of our current preclinical program when we expect, or at all.

Following our IPO, we are now a publicly-traded company and will incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and The NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that we were not required to incur as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We estimate that we will incur approximately $2.0 million to $2.5 million in incremental costs per year associated with being a publicly traded company, although it is possible that our incremental costs will be higher than we currently estimate.

We believe that the net proceeds from our IPO and our existing cash, cash equivalents and marketable securities, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements through the first half of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If we are required to raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also seek funding through collaborations or other similar arrangements with third parties. If we are unable to raise sufficient additional capital we may need to substantially curtail our planned operations.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•                  the number and characteristics of the product candidates we pursue;

•                  the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•                  the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•                  the cost of manufacturing our product candidates and any products we successfully commercialize;

•                  our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•                  the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

Please see “Risk Factors” for additional risks associated with our substantial capital requirements.

Recently Issued Accounting Standards

We did not adopt any new accounting pronouncements during the nine months ended September 30, 2014 that had a material effect on our financial statements.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will supersede and replace nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. We are evaluating ASU 2014-09 and have not yet determined what, if any, effect ASU 2014-09 will have on our results of operations or financial condition.

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies.

As an emerging growth company, we have irrevocably elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents and marketable securities of $67.8 million and $32.5 million, respectively, consisting of money market funds, certificates of deposit, corporate debt securities and U.S. Treasury notes. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

We contract with research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk.

Our long-term debt obligations bear interest at fixed rates. As a result, we have limited exposure to changes in interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company completed an evaluation, as of September 30, 2014, under the supervision of and with the participation of the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

Item 1A.            Risk Factors.

You should carefully consider the risk factors set forth below as well as the other information contained in this

Quarterly Report and in our other public filings in evaluating our business, including our final prospectus filed with the Securities and Exchange Commission on September 24, 2014 relating to our Registration Statement on Form S-1 (File No. 333-198090) for our initial public offering, (the Prospectus). Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline and you could lose all or part of your investment.

Risks Related to Our Financial Position and Capital Needs

We have incurred substantial operating expenses in every year since our inception and anticipate that we will continue to incur substantial operating expenses for the foreseeable future. We may never achieve profitability from product sales.

We are a clinical stage biotechnology company with no product sales to date. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred substantial operating expenses in every period since our inception in 2001. With the exception of collaboration revenues from product candidates that we partnered, we have no revenues. For the nine months ended September 30, 2014 and 2013, we had operating expenses of $19.9 million and $15.1 million, respectively. As of September 30, 2014, we had an accumulated deficit of $122.7 million. Our operating expenses have resulted principally from costs incurred in our discovery, research and development activities.

We anticipate that our expenses will increase in the future as we expand our development, manufacturing and commercialization activities, continue our discovery and research activities, and seek regulatory approval for our product candidates. If we do not receive the anticipated milestone or royalty payments under our current agreements with Boehringer Ingelheim GmbH, or BI, or if we do not enter into partnerships for other product candidates on acceptable terms, we may incur substantial operating losses over the next several years as we execute our plan to expand our development and commercialization activities and continue our discovery and research activities. There can be no assurance that we will enter into a new collaboration or receive milestone payments or royalties and, therefore, no assurance our operating expenses and net losses will not increase prohibitively in the future.

To become and remain profitable, we or our partners must succeed in developing our product candidates, obtaining regulatory approval for them, and manufacturing, marketing and selling those products for which we or our partners may obtain regulatory approval. We or they may not succeed in these activities, and we may never generate revenue from product sales. Even if we are profitable in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would depress our market value and could impair our ability to raise capital, expand our business, discover or develop other product candidates or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

We currently have no source of product sales revenue.

To date, we have not generated any revenues from commercial sales of our product candidates. Our ability to generate product revenue depends upon our ability, alone or with our partners, to successfully commercialize products, including any of our current product candidates or other product candidates that we may develop, in-license or acquire in the future. We do not anticipate generating revenue from the sale of products for the foreseeable future. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our or our partners’ ability to:

•                  successfully complete research and clinical development of current and future product candidates;

•                  establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•                  obtain marketing approval from relevant regulatory authorities in jurisdictions where we or our partners intend to market our product candidates;

•                  launch and commercialize future product candidates for which we or our partners obtain marketing approval, if any, and if launched independently, successfully establish a sales force, marketing and distribution infrastructure;

•                  obtain coverage and adequate product reimbursement from third-party payors, including government payors;

•                  achieve market acceptance for our or our partners’ products, if any;

•                  establish, maintain and protect our intellectual property rights; and

•                  attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with biotechnology product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of any potential future product sales revenues. In addition, our expenses could increase beyond expectations if we decide to or are required by the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing these products.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of September 30, 2014, our cash, cash equivalents and marketable securities were approximately $67.8 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue to develop VTP-43742, VTP-38443, VTP-38543 and any future product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, conducting preclinical studies and clinical trials, seeking regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

BI pays all of the development, manufacturing and commercialization costs and certain patent costs in connection with the activities carried out under our VTP-34072 and VTP-37948/BI118181 collaborations. Other than those costs, our future capital requirements depend on many factors, some of which may be beyond our control, including:

•                  the scope, progress, results and costs of researching and developing our other product candidates, and conducting preclinical studies and clinical trials;

•                  the timing of, and the costs involved in, obtaining regulatory approvals for our other product candidates if clinical trials are successful;

•                  the timing, receipt, and amount of milestone payments on VTP-34072 and VTP-37948/BI118181;

•                  the cost of commercialization activities for our other product candidates, if any of these product candidates is approved for sale, including marketing, sales and distribution costs;

•                  if VTP-34072 and VTP-37948/BI118181 receive regulatory approval, the timing, amount of sales and royalties thereon of each;

•                  the cost of manufacturing our other product candidates for clinical trials in preparation for regulatory approval and commercialization;

•                  our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•                  the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•                  the timing, receipt, and amount of sales of, or royalties on, other future product candidates, if any.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements through the first half of 2016. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through private and public equity offerings, debt financings and strategic partnerships. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for VTP-43742, VTP-38443, VTP-38543 or other future product candidates or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

The terms of our secured debt facility require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

We have a $15 million loan and security agreement with Oxford Finance LLC and Silicon Valley Bank that is secured by a lien covering all of our assets, other than our intellectual property. As of December 31, 2013 and September 30, 2014, the outstanding principal balance of the loan was approximately $10.4 million and $6.3 million, respectively. The loan agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, restrictions on transferring any part of our business or property, changing our business, including changing the composition of our executive team or board of directors, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments and creating other liens on our assets and other financial covenants, in each case subject to customary exceptions. If we default under the terms of the loan agreement, including failure to satisfy our operating covenants, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse change as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of our initial public offering.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe that, as a result of our initial public offering, our preferred stock financings and other transactions, we have experienced, or may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $66.4 million and $61.6 million, respectively, and federal research and development credits of approximately $5.1 million, which could be limited if we experience an “ownership change.” Any such limitations would generally be equal to our equity value at the time of the ownership change multiplied by a risk-free rate of return published monthly by the IRS, which may result in greater tax liabilities than we would incur in the absence of such limitation. Such an increased liability could adversely affect our business, results of operations, financial condition and cash flow.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As has been widely reported, global credit and financial markets have been experiencing extreme disruptions over the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be compromised by economic downturns, a volatile business environment and unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

Risks Related to the Clinical Development and Regulatory Approval of Our Product Candidates

If we or our partners do not obtain regulatory approval for our current and future product candidates, our business will be adversely affected.

Our product candidates are and will be subject to extensive governmental regulations relating to, among other things, development, clinical trials, manufacturing and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidates, we or our partners must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Clinical testing is expensive, time-consuming and uncertain as to outcome. We or our partners may gain regulatory approval for VTP-34072, VTP-37948/BI118181, VTP-43742, VTP-38443, VTP-38543, or other future product candidates in some but not all of the territories available or some but not all of the target indications, resulting in limited commercial opportunity for the approved product candidates, or we or they may never obtain regulatory approval for these product candidates.

Delays in the commencement, enrollment or completion of clinical trials of our product candidates could result in increased costs to us as well as a delay or failure in obtaining regulatory approval, or prevent us from commercializing our product candidates on a timely basis, or at all.

We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely commencement, enrollment or completion of clinical development include:

•                  delays by us or our partners in reaching a consensus with regulatory agencies on trial design;

•                  delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;

•                  delays in obtaining required Institutional Review Board, or IRB, approval at each clinical trial site;

•                  delays in recruiting suitable patients to participate in clinical trials;

•                  imposition of a clinical hold by regulatory agencies for any reason, including safety concerns or after an inspection of clinical operations or trial sites;

•                  failure by CROs, other third parties or us or our partners to adhere to clinical trial requirements;

•                  failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory guidelines in other countries;

•                  delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;

•                  delays caused by patients not completing participation in a trial or not returning for post-treatment follow-up;

•                  clinical trial sites or patients dropping out of a trial;

•                  occurrence of serious adverse events in clinical trials that are associated with the product candidates that are viewed to outweigh its potential benefits; or

•                  changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

Delays, including delays caused by the above factors, can be costly and could negatively affect our or our partners’ ability to complete a clinical trial. If we or our partners are not able to successfully complete clinical trials, we will not be able to continue development, obtain regulatory approval or commercialize our product candidates. We currently do not hold any active investigational new drug, or IND, applications or clinical trial authorizations and are reliant at this time entirely upon BI for conduct of clinical trials for our two partnered product candidates.

Clinical failure may occur at any stage of clinical development, and because our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

Our early encouraging preclinical results for VTP-43742, VTP-38443 or VTP-38543, and clinical results for VTP-34072 and VTP-37948/BI118181 are not necessarily predictive of the results of our ongoing or future clinical trials. Promising results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a drug candidate may not be replicated in later and larger clinical trials or in clinical trials for different indications. If the results of our or our partners’ ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates or if we or they do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we or our partner may be prevented or delayed in obtaining marketing approval for our product candidates. In addition, if our competitor’s clinical trials in similar indications are not successful, we may need to conduct additional or cost prohibitive clinical studies to overcome the presumptions resulting from these unsuccessful trials. For instance, in 2012, we halted our plans for a large Phase 2 clinical trial for a former product candidate, VTP-27999, which was being developed for renin inhibition, a protein important for kidney function and blood pressure control, following the release of clinical data from another pharmaceutical company that would have required us to significantly increase the scope, scale and duration of clinical trial work to obtain regulatory approval. Moreover, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay or prevent regulatory approval. Alternatively, even if we or our partners obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our partners may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a modified risk evaluation and mitigation strategy.

Even if we or our partners receive regulatory approval for our product candidates, such approved products will be subject to ongoing regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions, and we or our partners may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our approved products.

Any regulatory approvals that we or our partners receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. In addition, if the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, and GCP, for any clinical trials that we or our partners conduct post-approval.

Later discovery of previously unknown problems with an approved product, including adverse events of unanticipated severity or frequency, or with manufacturing operations or processes, or failure to comply with regulatory requirements, may result in, among other things:

•                  restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•                  fines, warning letters, or holds on clinical trials;

•                  refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our partners, or suspension or revocation of product license approvals;

•                  product seizure or detention, or refusal to permit the import or export of products; and

•                  injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our partners are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or not able to maintain regulatory compliance, we or our partners may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

If we or our partners fail to obtain regulatory approval in jurisdictions outside the United States, we and they will not be able to market our products in those jurisdictions.

We and our partners intend to market our product candidates, if approved, in international markets, alone or in conjunction with others. Such marketing will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The approval procedures vary from country-to-country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We or our partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Risks Related to Our Reliance on Third Parties

We are dependent on BI for the successful development and commercialization of two of our most advanced product candidates, VTP-34072 and VTP-37948/BI118181. If BI does not devote sufficient resources to the development of these candidates, is unsuccessful in its efforts, or chooses to terminate any of its agreements with us, our business will be materially harmed.

We have entered into collaboration agreements with BI pursuant to which BI has the responsibility to develop and commercialize VTP-34072 and VTP-37948/BI118181. Pursuant to these collaboration agreements, BI is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and cost for VTP-34072 and VTP-37948/BI118181.

BI is obligated to use commercially reasonable efforts to develop and commercialize VTP-34072 and VTP-37948/BI118181. Under our collaboration agreements, once BI takes over development activities of a product candidate, it may determine the development plan and activities for that product candidate. We may disagree with BI about the development strategy it employs, but we will have no rights to impose our development strategy on BI. In addition, BI may determine that it is commercially reasonable to develop and commercialize only VTP-34072 or VTP-37948/BI118181 and discontinue the development or commercialization of the other product candidate, or BI may determine that it is not commercially reasonable to continue development of one or both of VTP-34072 and VTP-37948/BI118181. In the event of any such decision, we may be unable to progress the discontinued candidate or candidates ourselves. Similarly, BI may decide to seek regulatory approval for, and limit commercialization of, either or both of VTP-34072 and VTP-37948/BI118181 to narrower indications than we would pursue. We would be prevented from developing or commercializing a candidate in an indication covered by the collaboration agreements that BI has chosen not to pursue.

Our collaborations with BI may not be scientifically or commercially successful due to a number of important factors, including the following:

•                  BI has wide discretion in determining the efforts and resources that it will apply to its collaborations with us. The timing and amount of any development milestone payments, and downstream commercial milestone payments and royalties that we may receive under such partnership will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of these product candidates by BI.

•                  BI may terminate either or both of its collaborations with us without cause and for circumstances outside of our control, which could make it difficult for us to attract new strategic partners or adversely affect how we are perceived in scientific and financial communities.

•                  BI may develop or commercialize our product candidates in such a way as to elicit litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.

•                  BI may not comply with all applicable regulatory requirements, or fail to report safety data in accordance with all applicable regulatory requirements.

•                  If BI were to breach its arrangements with us, we may need to enforce our right to terminate the applicable agreement in legal proceedings, which could be costly and cause delay in our ability to receive rights back to the relevant product candidates. If we were to terminate an agreement with BI due to BI’s breach or BI terminated the agreement without cause, the development and commercialization of VTP-34072 and VTP-37948/BI118181 could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of these candidates on our own.

•                  BI may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or other change in control, which could divert the attention of its management and adversely affect BI’s ability to retain and motivate key personnel who are important to the continued development of the programs under the strategic partnership with us. In addition, the third-party to any such transaction could determine to reprioritize BI’s development programs such that BI ceases to diligently pursue the development of our programs or cause the respective collaboration with us to terminate.

We and BI rely on third parties to conduct preclinical studies and clinical trials for our product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

We plan to design the clinical trials for VTP-43742, VTP-38443, VTP-38543 and expect to do so for any future unpartnered product candidates, and we will continue to work with BI on trials for VTP-34072 and VTP-37948/BI118181. However, we and BI rely on CROs and other third parties to assist in managing, monitoring and otherwise carrying out many of these studies and trials. We and BI compete with many other companies for the resources of these third parties. The third parties on whom we and BI rely generally may terminate their engagements at any time, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

The FDA and foreign regulatory authorities require compliance with regulations and standards, including GCP, for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we and BI rely on third parties to conduct many of our and their clinical trials, we and BI are responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan, protocol and other requirements.

If these third parties do not successfully carry out their duties under their agreements, if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to clinical trial protocols or to regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, the clinical trials of our product candidates may not meet regulatory requirements. If clinical trials do not meet regulatory requirements or if these third parties need to be replaced, preclinical development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we or BI may not be able to obtain regulatory approval of our product candidates on a timely basis or at all.

We intend to rely on third-party manufacturers, including BI with respect to VTP-34072 and VTP-37948/BI118181, to make our product candidates, and any failure by these manufacturers may delay or impair the ability to complete clinical trials or commercialize our product candidates.

Manufacturing small molecule therapeutics is complicated and is tightly regulated by the FDA, the European Medicines Agency, or EMA, and comparable regulatory authorities around the world. For preclinical studies, clinical trials and commercial supply of our products that we have not partnered, we use and expect to continue to use contract manufacturing organizations. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. Moreover, the market for contract manufacturing services for product candidates is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we or BI have for contract manufacturing services increases during a period of industry-wide tight capacity, we or BI may not be able to access the required capacity on a timely basis or on commercially viable terms.

In addition, we contract with fill-and-finishing providers with the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our and BI’s contractors’ ability to operate or lead to delays in our clinical development programs. We have been notified by BI that it previously received a warning letter from the FDA in May 2013 concerning its manufacturing practices. In the warning letter, the FDA said it had identified significant violations of cGMP for the manufacture of active product ingredients, or APIs, and the cGMP regulations for finished pharmaceuticals. In June 2014, the FDA issued a close out letter to BI which stated that the FDA had completed an evaluation of BI’s corrective actions in response to the May 2013 warning letter. While the FDA’s close out letter stated that, based on its evaluation, it appeared that BI had addressed the violations contained in the May 2013 warning letter, the FDA stated that future FDA inspections and regulatory activities would further assess the adequacy and sustainability of BI’s corrections of the violations. We can provide no assurances that BI will continue to comply with cGMP or that it will not receive additional warning letters or sanctions from the FDA. We believe that our and BI’s current fill-and-finish contractors are operating in accordance with cGMP, but we can give no assurance that FDA or other regulatory agencies will not conclude that another lack of compliance exists. In addition, any delay in contracting for fill-and-finish services, or failure of the contract manufacturer to perform the services as needed, may delay clinical trials, registration and launches, and delay or limit our ability to receive any corresponding milestone or royalty payments. Any such issues may have a substantial negative effect on our business.

For two of our product candidates, VTP-34072 and VTP-37948/BI118181, we rely on BI to produce, or contract for the production of, bulk drug substance and finished drug product for late stage clinical trials and for commercial supplies of any approved candidates. Any failure by BI or by third-parties with which BI contracts may delay or impair the ability to complete late stage clinical trials or commercialize either or both of VTP-34072 and VTP-37948/BI118181, if approved.

BI is responsible for manufacturing VTP-34072 and VTP-37948/BI118181. BI currently performs the manufacture of the drug substance and will be responsible for the manufacture of the drug product for both VTP-34072 and VTP-37948/BI118181. BI may in the future use contract manufacturers for the manufacture of drug substance and drug product for VTP-34072 and VTP-37948/BI118181 and we have no expectation that BI plans to perform the manufacture of bulk drug substance or drug product for either VTP-34072 or VTP-37948/BI118181 in the future. We have been notified by BI that it previously received a warning letter from the FDA in May 2013 concerning its manufacturing practices. In the warning letter, the FDA said it had identified significant violations of cGMP for the manufacture of active pharmaceutical ingredients, or API, which is the actual drug substance, and the cGMP regulations for finished pharmaceuticals. In June 2014, the FDA issued a close out letter to BI which stated that the FDA had completed an evaluation of BI’s corrective actions in response to the May 2013 warning letter. While the FDA’s close out letter stated that, based on the its evaluation, it appeared that BI had addressed the violations contained in the May 2013 warning letter, the FDA stated that future FDA inspections and regulatory activities would further assess the adequacy and sustainability of BI’s corrections of the violations. We can provide no assurances that BI will continue to comply with cGMP or that it will not receive additional warning letters or sanctions from the FDA. We believe that our and BI’s current fill-and-finish contractors are operating in accordance with cGMP, but we can give no assurance that FDA or other regulatory agencies will not conclude that another lack of compliance exists. If BI is unable to manufacture or unable to contract at the appropriate time with a manufacturer willing and able to manufacture sufficient quantities of VTP-34072 and VTP-37948/BI118181 to meet their clinical trial needs and ultimately commercial demand, either for technical or business reasons, the development and commercialization of VTP-34072 and VTP-37948/BI118181 may be delayed.

We may not be successful in establishing and maintaining additional strategic partnerships, which could adversely affect our ability to develop and commercialize products, negatively impacting our operating results.

In addition to our current collaborations with BI, a part of our strategy is to strategically evaluate and, as deemed appropriate, enter into additional collaborations in the future when strategically attractive, including potentially with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully partner our product candidates, potential partners must view these product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available products for licensing by other companies. Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

If we fail to establish and maintain additional strategic partnerships related to our product candidates, we will bear all of the risk and costs related to the development of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise for which we have not budgeted. This could negatively affect the development of any unpartnered product candidate.

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our drug discovery platform and product candidates. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. The patent position of biotechnology and pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the United States Patent and Trademark Office, or USPTO, and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If patent applications we or our partners hold or have in-licensed with respect to our platform or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product, it could dissuade companies from collaborating with us. Several patent applications covering our product candidates and compounds have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidate that we or our partners may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we and our partners cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, an interference or derivation proceeding in the United States can be initiated by the USPTO or a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after the earliest non-provisional filing date. Various extensions may be available; however, the life of a patent and the protection it affords is limited and all patents will eventually expire. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic products.

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors, licensees or collaborators. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaborators fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

Furthermore, we may not have identified all United States and foreign patents or published applications that affect our business either by blocking our ability to commercialize our product candidates or by covering similar technologies that affect our market. In addition, some countries do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our product candidates. Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us.

We also rely on trade secrets to protect our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our licensors, employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

If we fail to obtain or maintain patent protection or trade secret protection for any of our product candidates that we may develop, license or acquire, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non- infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Any loss of patent protection could have a material adverse impact on our business. We and our partners may be unable to prevent competitors from entering the market with a product that is similar to or the same as our products.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our partners’ patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy- Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, in which case a patent may become subject to post-grant proceedings including opposition, derivation, reexamination, inter-partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our or our partners’ competitive position.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our partners fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Third-party claims of intellectual property infringement or misappropriation may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on us and our partners not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex-parte review and inter partes reexamination and post grant review proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we and our partners are developing and may develop our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

•                  infringement and other intellectual property claims which, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business;

•                  substantial damages for past infringement, which we may have to pay if a court decides that our product infringes on a competitor’s patent;

•                  a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which the partner would not be required to do;

•                  if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and

•                  redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates, that we failed to identify. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until issued as patents. Except for the preceding exceptions, patent applications in the United States and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing. Therefore, patent applications covering our platform technology or our product candidates could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our product candidates or the use or manufacture of our product candidates. We may also face a claim of misappropriation if a third party believes that we inappropriately obtained and used trade secrets of such third party. If we are found to have misappropriated a third party’s trade secrets, we may be prevented from further using such trade secrets, limiting our ability to develop our product candidates, and we may be required to pay damages.

If any third-party patents were held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture or methods for treatment, the holders of any such patents would be able to block our ability to develop and commercialize the applicable product candidate until such patent expired or unless we or our partners obtain a license. These licenses may not be available on acceptable terms, if at all. Even if we or our partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we or our partners could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our partners are unable to enter into licenses on acceptable terms. If BI is required to enter a license agreement with a third party in order to import, develop, manufacture or commercialize any BACE inhibitors, each of the royalty payments that we could receive may be reduced by up to 50%. This could harm our business significantly. In addition, during the course of any patent or other intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our products, programs, or intellectual property could be diminished. Accordingly, the market price of our common stock may decline.

Parties making claims against us or our partners may obtain injunctive or other equitable relief, which could effectively block our or our partners’ ability to further develop and commercialize one or more of our product candidates. Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time-consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. In the event of a successful claim of infringement against us or our partners, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

If we or any of our partners were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non- enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

Interference proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation longer than we could. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology, or enter into development partnerships that would help us bring our product candidates to market.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development or commercialization of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms or at all, which could materially harm our business.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to assist with the research and develop and to manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with in the future will usually expect to be granted rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential or trade secret information from any such publication. In the future we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

The validity and enforceability of the patents and applications that cover our product candidates can be challenged by competitors.

If any of our product candidates are approved by the FDA, one or more third parties may challenge the patents covering this approved product candidate, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing an approved product candidate, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved product candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for the applicable approved product candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Risks Related to Commercialization of Our Product Candidates

Our future commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, key opinion leaders and healthcare payors.

Even if we or our partners obtain regulatory approval for VTP-34072, VTP-37948/BI118181, VTP-43742, VTP-38443, VTP-38543 or any other product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, key opinion leaders, healthcare payors, patients and the medical community. Market acceptance of any approved products depends on a number of factors, including:

•                  the efficacy and safety of the product, as demonstrated in clinical trials;

•                  the clinical indications for which the product is approved and the label approved by regulatory authorities for use with the product, including any warnings that may be required on the label;

•                  acceptance by physicians, key opinion leaders and patients of the product as a safe and effective treatment;

•                  the cost, safety and efficacy of treatment in relation to alternative treatments;

•                  the availability of coverage and adequate reimbursement and pricing by third party payors and government authorities;

•                  the continued projected growth of drug markets in our various indications;

•                  relative convenience and ease of administration;

•                  the prevalence and severity of adverse side effects; and

•                  the effectiveness of our, and our partners’ sales and marketing efforts.

Market acceptance is critical to our ability to generate significant revenue. Any product candidate, if approved and commercialized, may be accepted in only limited capacities or not at all. If any approved products are not accepted by the market to the extent that we expect, we may not be able to generate significant revenue and our business would suffer.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of any approved product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any drug candidate for which we obtain marketing approval.

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is, among other things:

•                  a covered benefit under its health plan;

•                  safe, effective and medically necessary;

•                  appropriate for the specific patient;

•                  cost-effective; and

•                  neither experimental nor investigational.

Obtaining coverage and adequate reimbursement approval for a product from a government or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost- effectiveness data for the use of our products to the payor. We or our partners may not be able to provide data sufficient to gain acceptance with respect to coverage and adequate reimbursement. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product does not ensure that other payors will also provide coverage for the drug product, or will provide coverage at an adequate reimbursement rate.

Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of our product candidates will, therefore, depend substantially on the extent to which the costs of our product candidates will be paid by third-party payors.

We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we or our partners may not be able to commercialize certain of our products. In addition in the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, and may adversely affect our business model.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, judicial decisions, or new interpretations of existing laws, or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. There is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act. Among other things, the Affordable Care Act contains provisions that may reduce the profitability of drug products, including, for example, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans, imposed mandatory discounts for certain Medicare Part D beneficiaries, and subjected manufacturers to new annual fees based on a pharmaceutical companies’ share of sales to federal healthcare programs.

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or commercialize our drugs.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•                  the demand for any drug products for which we may obtain regulatory approval;

•                  our ability to set a price that we believe is fair for our products;

•                  our ability to obtain coverage and reimbursement approval for a product;

•                  our ability to generate revenues and achieve or maintain profitability; and

•                  the level of taxes that we are required to pay.

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

Our future success depends on our or our partners’ ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates. Our objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. In many cases, the product candidates that we commercialize with our strategic partners or on our own will compete with existing, market-leading products.

If our product candidates are approved, they will compete with currently marketed drugs and potentially with product candidates currently in development focusing on the same mechanism or action which include:

•                  11β HSD1:  We believe that Bristol-Myers Squibb Company, or BMS, Eli Lilly and Company, and Roche Holding AG are studying their 11β HSD1 inhibitors in clinical trials.

•                  BACE:  We believe that Merck & Co., AstraZeneca PLC in collaboration with Eli Lilly and Company, and Eisai Co., Ltd. in collaboration with Biogen Idec are studying BACE inhibitors in clinical trials.

•                  RORγt:  We believe that a number of companies including large pharmaceutical companies and large biotech companies are actively assessing RORγt inhibitors in preclinical studies.

•                  LXRβ:  We believe that BMS is studying an LXRβ inhibitor in cardiovascular clinical trials and Alexar Therapeutics, Inc. is developing an LXRβ inhibitor for dermatologic conditions.

Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in- license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection or FDA approval or discovering, developing and commercializing product candidates before we do. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

We believe that our ability to successfully compete will depend on, among other things:

•                  the efficacy and safety profile of our product candidates, including relative to marketed products and product candidates in development by third parties;

•                  the time it takes for our product candidates to complete clinical development and receive marketing approval;

•                  the ability to commercialize any of our product candidates that receive regulatory approval;

•                  the price of our products, including in comparison to branded or generic competitors;

•                  whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;

•                  the ability to establish, maintain and protect intellectual property rights related to our product candidates;

•                  the ability to manufacture commercial quantities of any of our product candidates that receive regulatory approval; and

•                  acceptance of any of our product candidates that receive regulatory approval by physicians and other healthcare providers.

Our product candidates may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.

Undesirable side effects caused by our product candidates could cause us, BI or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. BI has completed two Phase 1 trials and commenced a Phase 2 trial for VTP-34072 in July 2014 and has completed the first Phase 1 trials for VTP-37948/BI118181. We plan to submit IND applications and commence clinical trials for VTP-43742, VTP-38443, VTP-38543 and continue the research and development of other product candidates. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. Our understanding of the relationship between our product candidates and potential adverse events may change as we gather more information or future unexpected adverse events may occur. There can be no assurance that adverse events associated with our product candidates will not be observed. As is typical in drug development, we have a program of ongoing toxicology studies in animals for our other clinical stage product candidates and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect our clinical development activities.

If we or others identify undesirable side effects caused by our product candidates either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

•                  our clinical trials may be put on hold;

•                  we or our partners may be unable to obtain regulatory approval for our product candidates;

•                  regulatory authorities may withdraw approvals of our product candidates;

•                  regulatory authorities may require additional warnings on the label;

•                  a medication guide outlining the risks of such side effects for distribution to patients may be required;

•                  we could be sued and held liable for harm caused to patients; and

•                  our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and could substantially increase commercialization costs.

Price controls may be imposed in foreign markets, which may adversely affect our future profitability.

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or our partners may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Risks Related to Our Business and Industry

We may not successfully identify, develop, commercialize or market potential product candidates.

A key element of our strategy is to use our technology platform, Contour®, to build a pipeline of novel drug candidates. The drug discovery that we are conducting using our proprietary technology may not be successful in identifying compounds that are useful in treating diseases. Our research programs may initially show promise in identifying potential drug candidates, yet fail to yield drug candidates for clinical development for a number of reasons, including:

•                  our research methodology, including our screening technology, may not successfully identify medically relevant potential product candidates;

•                  our pursuit of difficult-to-drug targets may make it challenging to design potential product candidates;

•                  results of clinical trials conducted by others on similar indications or on compounds with similar mechanisms of action could result in our having to conduct additional or cost prohibitive clinical trials, which could delay development and possibly make commercialization prohibitively expensive;

•                  we may encounter product manufacturing difficulties that limit yield or produce undesirable characteristics that increase the cost of goods, cause delays or make the product candidates unmarketable;

•                  our product candidates may cause adverse effects in patients or subjects, even after successful initial toxicology studies, which may make the product candidates unmarketable;

•                  our product candidates may not demonstrate a meaningful benefit to patients or subjects; and

•                  our collaboration partners may change their development profiles or plans for potential product candidates or abandon a therapeutic area or the development of a partnered product.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business, operating results and prospects and could potentially cause us to cease operations. For instance, in 2012, we halted our plans for a Phase 2 clinical trial for a former product candidate, VTP-27999, which was being developed for renin inhibition, following the release of clinical data from another pharmaceutical company that would have required us to significantly increase the scope, scale and duration of clinical trial work to obtain regulatory approval. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

If we are unable to identify suitable compounds for preclinical and clinical development, we will not be able to obtain revenues from sale of drugs in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

We are highly dependent on members of our management and scientific teams, including Jeffrey Hatfield, our Chief Executive Officer and President, and Richard Gregg, M.D., our Chief Scientific Officer. The loss of the services of either of these persons could impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Our employees, independent contractors, principal investigators, CROs, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee and other third-party fraud or other misconduct. Misconduct by employees and other third-parties could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee and other third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee and other third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

Our current and future relationships with healthcare professionals, principal investigators, consultants, commercial partners, customers (actual and potential) and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drug candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

•                  the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid;

•                  federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•                  the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•                  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•                  the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, imposed new annual reporting requirements for manufacturers of drugs, devices, biologicals and medical supplies for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures”; and

•                  analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Further, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Efforts to ensure that our future business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could significantly harm our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our current and future collaborators, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also affect our business.

We may encounter difficulties in managing our growth and expanding our operations successfully.

As we seek to advance our product candidates through clinical trials and commercialization, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Future growth will impose significant added responsibilities on members of management. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and, if necessary, sales and marketing personnel. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from successfully growing our company.

We have no sales, marketing or distribution capabilities and we will have to invest significant resources to develop these capabilities.

We have no internal sales, marketing or distribution capabilities. If any of our unpartnered product candidates ultimately receives regulatory approval, we may not be able to effectively market and distribute the product candidate. We will have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities, some of which will be committed prior to any confirmation that any of such product candidates will be approved. We may not be able to hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms or at all. Even if we determine to perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:

•                  we may not be able to attract and build an effective marketing department or sales force;

•                  the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenues generated by our product candidates that we may develop, in-license or acquire; and

•                  our direct sales and marketing efforts may not be successful.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•                  injury to our reputation;

•                  withdrawal of clinical trial participants;

•                  costs to defend the related litigations;

•                  a diversion of management’s time and our resources;

•                  substantial monetary awards to trial participants or patients;

•                  product recalls, withdrawals, or labeling, marketing or promotional restrictions;

•                  loss of revenue;

•                  the inability to commercialize our product candidates; and

•                  a decline in our stock price.

Failure to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry product liability insurance covering our clinical trials in the amount of $5.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

We and our development partners, third-party manufacturers and suppliers use biological materials and may use hazardous materials, and any claims relating to improper handling, storage, or disposal of these materials could be time consuming or costly.

We and our development partners, third-party manufacturers and suppliers may use hazardous materials, including chemicals and biological agents and compounds that could be dangerous to human health and safety or the environment. Our operations and the operations of our development partner, third-party manufacturers and suppliers also produce hazardous waste products. Federal, state, and local laws and regulations govern the use, generation, manufacture, storage, handling, and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive and current or future environmental laws and regulations may impair our product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. We do not carry specific biological or hazardous waste insurance coverage and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Our internal computer systems, or those of our development partners, third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our or our partners’ regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our or any of our partners’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Due to the potential value of our investments, we could be determined to be an investment company, and if such a determination were made, we would become subject to significant regulation that would adversely affect our business.

We may be deemed to be an investment company under the Investment Company Act of 1940 if, among other things, we own “investment securities” with a value exceeding 40% of the value of our total assets, unless a particular exemption or safe harbor is applicable. We invest certain of our assets in short-term, investment grade securities, some of which may qualify as investment securities under the Investment Company Act. Investment companies are subject to registration under the Investment Company Act and compliance with a variety of restrictions and requirements imposed by the Investment Company Act. If we were to be deemed an investment company we would become subject to these restrictions and requirements, and the consequences of having been an investment company without registering under the Investment Company Act could have a material adverse effect on our business, financial condition and results of operations, as well as restrict our ability to sell and issue securities, borrow funds, engage in various transactions or other activities and make certain investment decisions. In addition, we may incur significant costs to avoid investment company status if an exemption from the Investment Company Act were to be considered unavailable to us at a time when the value of our investment securities exceeds 40% of the value of our total assets. We believe that we satisfy the conditions to be exempt from the Investment Company Act because, among other things, we are primarily engaged, directly and primarily in a business other than that of investing, reinvesting, owning, holding, or trading in securities, namely the discovery and development of novel small molecule therapeutics. However, absent an exemptive order from the SEC, our status of being exempt cannot be assured. Nevertheless, to address any uncertainty in this regard, we generally invest a significant portion of our portfolio in money market funds and U.S. government securities and limit the level of investment in corporate bonds and other instruments that could be considered “investment securities.”

Risks Related to Our Common Stock

An active trading market for our common stock may not develop.

Prior to our initial public offering, there was no public market for our common stock. Although our common stock is listed and trading on The NASDAQ Global Market, an active trading market for our shares may not be sustained. If the market is not sustained, it may be difficult for you to sell your shares of common stock at a price that is attractive to you or at all. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could materially adversely affect our business.

The trading price of the shares of our common stock has been and will likely continue to be highly volatile, and purchasers of our common stock may not be able to resell the shares of our common stock at or above the purchase price and could incur substantial losses.

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including:

•                  our and our partners’ ability to enroll patients in planned clinical trials;

•                  results of the clinical trials, and the results of trials of our competitors or those of other companies in our market sector, and the timing of the release of those results;

•                  the passage of legislation or other regulatory developments in the United States and foreign countries;

•                  actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•                  changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;

•                  our ability to discover and develop or partner additional product candidates;

•                  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•                  our ability to enter into strategic partnerships for the development of our product candidates;

•                  market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ research reports or recommendations;

•                  sales of our stock by us, our insiders and our other stockholders;

•                  trading volume of our common stock;

•                  speculation in the press or investment community;

•                  general economic, industry and market conditions other events or factors, many of which are beyond our control;

•                  additions or departures of key personnel; and

•                  intellectual property, product liability or other litigation against us.

In addition, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. In the past, stockholders have initiated class action lawsuits against biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•                  variations in the level of expenses related to our clinical trial and development programs;

•                  addition or termination of clinical trials;

•                  regulatory developments affecting our current or future product candidates;

•                  our execution of any collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements; and

•                  nature and terms of stock-based compensation grants and any intellectual property infringement lawsuit in which we may become involved.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We currently have research coverage by a small number of securities and industry analysts and there are no assurances that these analysts will continue coverage of our company. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

We may use our cash and cash equivalents in ways that you and other stockholders may not approve.

Our management will have broad discretion in the application of our cash and cash equivalents and you will not have the opportunity as part of your investment decision to assess whether our cash and cash equivalents are being used appropriately. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. The failure by our management to apply our cash and cash equivalents effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in a variety of capital preservation investments, including short-term, interest-bearing, investment-grade instruments and U.S. government securities. These investments may not yield a favorable return to our stockholders.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

We have outstanding a total of 18,023,414 shares of common stock as of October 27, 2014. Of these shares, only the 6,875,000 shares of common stock sold in our initial public offering, plus 1,031,250 shares resulting from the full exercise of the underwriters’ option to purchase additional shares, are freely tradable without restriction in the public market following our initial public offering, unless they are held by one of our affiliates.

We and our executive officers, directors and stockholders have agreed, subject to certain exceptions, not to engage in sales or dispositions of, or other transactions relating to, our common stock or securities convertible into or exercisable or exchangeable for our common stock or warrants or other rights to acquire shares of our common stock. These “lock-up” restrictions end 180 days after the date of our Prospectus. However, Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp. may permit persons who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

After the lock-up agreements expire, up to an additional 10,496,387 shares of common stock will be eligible for sale in the public market of which 3,616,003 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 9,491,680 shares of our outstanding common stock, or approximately 55.9% of our total outstanding common stock as of September 30, 2014, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We do not intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. In addition, our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank currently prohibits us from paying dividends on our equity securities, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC, and The NASDAQ Global Market to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements, exemptions from the requirements of holding non-binding advisory votes on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of our initial public offering, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer (in which case we will cease to be an emerging company as of the date we become a large accelerated filer, which, generally, would occur if, at the end of a fiscal year, among other things, the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), if we have total annual gross revenue of $1.0 billion or more during any fiscal year (in which cases we would no longer be an emerging growth company as of December 31 of such fiscal year), or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time (in which case we would cease to be an emerging growth company immediately). Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2015. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer an “emerging growth company,” each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited.

As of September 30, 2014, our current executive officers, directors and greater than 5% stockholders, together with their respective affiliates, owned approximately 64.3% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, may delay or prevent an acquisition of us or a change in our management. These provisions include:

•                  authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•                  limiting the removal of directors by the stockholders;

•                  creating a staggered board of directors;

•                  prohibiting cumulative voting in the election of directors, which would otherwise allow for less than a majority of stockholders to elect director candidates;

•                  prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•                  eliminating the ability of stockholders to call a special meeting of stockholders;

•                  permitting our board of directors to accelerate the vesting of outstanding option grants upon certain transactions that result in a change of control; and

•                  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. These provisions would apply even if an offer rejected by our board were considered beneficial by some stockholders. Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change of control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Upon the closing of the IPO on September 29, 2014, all shares of our then outstanding Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock automatically converted into an aggregate of 9,491,680 shares of common stock.  Additionally, the warrants to purchase shares of Series C and Series D preferred stock automatically converted into warrants to purchase shares of common stock. The issuance of common stock and warrants in connection with these conversions qualified for exemption under Section 3(a)(9) of the Securities Act.

From July 1, 2014 through September 30, 2014, certain of our employees exercised options to purchase an aggregate of 12,081 shares of our common stock pursuant to options issued under our 2001 Stock Plan, with a weighted-average exercise price of $1.36 per share, for an aggregate purchase price of $16,488. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

From July 1, 2014 through September 30, 2014, we issued to service providers options to purchase an aggregate of 119,000 shares of our common stock, pursuant to our 2014 Stock Plan, with an exercise price of $8.00 per share. The options were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds:

On September 29, 2014, we completed our IPO whereby 6,875,000 shares of common stock were sold at a public offering price of $8.00 per share for an aggregate offering price of $55.0 million. On October 27, 2014, an additional 1,031,250 shares of common stock were sold at the IPO price of $8.00 per share following the underwriters exercise in full of their over-allotment option (Underwriters’ Option). The offer and sale of all of the shares in the IPO and pursuant to the Underwriters’ Option were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-198090), which was declared effective by the SEC on September 24, 2014. The offering commenced as of September 24, 2014 and did not terminate before all of the securities registered in the registration statement were sold. The syndicate of underwriters was led by Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp., as joint book-running managers, and JMP Securities and Wedbush PacGrow Life Sciences, as co-managers. We raised approximately $56.3 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board committee service.

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated September 24, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i)  Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2014 and 2013, (iii)  Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Financial Statements, tagged as blocks of text.

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this quarterly report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Vitae Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this quarterly report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vitae Pharmaceuticals, Inc.

Dated: November 12, 2014	/s/ JEFFREY S. HATFIELD
Jeffrey S. Hatfield
Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2014	/s/ RICHARD S. MORRIS
Richard S. Morris
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)