Form 10-K
period 2014-12-31
Vitae Pharmaceuticals, Inc
filed 2015-03-31
CIK 1157602

Use these links to rapidly review the document

Vitae Pharmaceuticals, Inc. Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36617

VITAE PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3567753 (I.R.S. Employer Identification No.)
502 West Office Center Drive, Fort Washington, PA (Address of principal executive offices)	19034 (Zip Code)

(215) 461-2000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NASDAQ Global Market

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☒

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the registrant's common stock was not listed on any exchange or over-the-counter market. The registrant's common stock began trading on The NASDAQ Global Market on September 24, 2014. As of December 31, 2014, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $90.3 million based on the number of shares held by non-affiliates as of December 31, 2014 and based on the last reported sale price of the registrant's common stock on December 31, 2014. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

          As of March 25, 2015, there were 21,829,821 outstanding shares of the registrant's common stock, $.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

          The registrant has incorporated by reference in Part III of this annual report on Form 10-K portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's last fiscal year.

VITAE PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "may," "will," "estimate," "continue," "anticipate," "design," "intend," "expect," "could," "plan," "potential," "predict," "seek," "should," "would" or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, including those described in the sections titled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K. In light of these risks, uncertainties, assumptions and other factors, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

  •
  the anticipated trends and challenges in our business and the market in which we operate; and

  •
  the use or sufficiency of our existing cash, cash equivalents and marketable securities.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date of this report. Except as required by law, we disclaim any duty to update any of these forward-looking statements after the date of such statements are made, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

INDUSTRY AND MARKET DATA

        We obtained the industry, market and competitive position data used throughout this annual report on Form 10-K from our own internal estimates and research, as well as from industry and general publications, in addition to research, surveys and studies conducted by third parties. Internal estimates are derived from publicly-available information released by industry analysts and third-party sources, our internal research and our industry experience, and are based on assumptions made by us based on such data and our knowledge of our industry and market, which we believe to be reasonable. In addition, while we believe the industry, market and competitive position data included in this annual report on Form 10-K is reliable and is based on reasonable assumptions, such data involves risks and uncertainties and are subject to change based on various factors, including those discussed in "Risk Factors." These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

Item 1.    BUSINESS

        We are a clinical stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases where there are significant unmet medical needs. We are developing a robust and growing portfolio of novel product candidates generated by Contour®, our proprietary structure-based drug discovery platform. Our team of accomplished scientists utilizes Contour to rapidly discover highly potent and selective product candidates for validated but difficult-to-drug targets in multiple disease areas. Our most advanced product candidate is VTP-34072, which commenced the first Phase 2 clinical trial for the treatment of type 2 diabetes in July 2014, with data expected in the first half of 2015. We were previously developing VTP-37948/BI 1181181, or BI 1181181, for the treatment and prevention of Alzheimer's disease, or Alzheimer's in collaboration with Boehringer Ingelheim GmbH, or BI. However, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. BI has completed its analysis and concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI has decided to move forward with the development of a structurally different compound, BI 1147560, which was also discovered as part of our BACE collaboration. BI currently expects to start the initial Phase 1 clinical trial of BI 1147560 by the end of 2015. Both VTP-34072 and BI 1147560 are being developed by BI under separate collaborations. Due to the fact that the trials for VTP-34072 and BI 1147560 are being conducted by BI in Germany, no Investigational New Drug, or IND, applications have been submitted in the United States to date. Our collaborations with BI have provided us with an aggregate of $158 million in funding as of December 31, 2014, including upfront license fees, research funding and success-based milestone payments as well as equity investments. In addition, we have multiple wholly-owned products advancing in preclinical studies, including VTP-43742 for the treatment of autoimmune disorders, with Phase 1 proof-of-concept expected by the end of 2015, VTP-38543 for the treatment of atopic dermatitis, and VTP-38443 for the treatment of acute coronary syndrome. We intend to advance and retain rights to these and other programs and product candidates that we believe can be developed and commercialized by us, and to strategically partner where doing so can accelerate a program and generate non-dilutive capital for us.

        We are a structure-based drug discovery company, and have leveraged our expertise to create a growing portfolio of novel, potent and selective product candidates. We utilize Contour to discover and develop product candidates for validated therapeutic targets against which the industry has traditionally struggled to develop drugs due to challenges related to potency, selectivity, pharmacokinetics, or patentability issues. We refer to these targets as "difficult-to-drug." Contour's computational software uses artificial intelligence and sophisticated algorithms to model the assembly of molecular fragments, which are chemical structures consisting of one to several atoms, into fully elaborated, drug-like structures that precisely fit each target's 3-dimensional binding site. These molecules are then assessed by Contour's state-of-the-art scoring function to identify the most promising and drug-like structures. Together, these functions allow us to rapidly focus on those structures with the highest potential from among hundreds of billions of possibilities for a given biologic target. We chemically synthesize, comprehensively test and critically evaluate these novel structures rapidly, iterating each new data set back into the design process until we identify product candidates with demonstrable first- or best-in-class potential. Our experienced scientists are experts in the related disciplines of structural biology, molecular modeling (i.e., the design of drugs using computers), medicinal chemistry and biology. Our scientists utilize our platform and approach for each of our product candidates to rapidly overcome discovery obstacles. We have achieved animal proof-of-concept with a qualified product candidate in less than 18 months from the initiation of a program.

        Our current portfolio of product candidates includes:

  •
  VTP-34072 is being developed for type 2 diabetes as part of our 11b HSD1program which has been partnered with BI. According to the American Diabetes Association, approximately 18.9 million Americans had a diagnosis of type 2 diabetes as of 2012. If the present trends continue, as many as 1 in 3 American adults are expected to have type 2 diabetes in 2050. Overall, the economic cost of diagnosed type 2 diabetes in the United States was approximately $245 billion in 2012 and of that approximately $9.6 billion was spent on prescription products to treat the disease. We expect VTP-34072 to be differentiated from other oral anti-diabetic agents because, based on its mechanism of action and our preclinical data, in addition to having a glucose lowering effect, it has a positive impact on multiple cardiovascular and metabolic risk factors associated with metabolic syndrome. Patients with metabolic syndrome, which afflicts approximately 85% of type 2 diabetics, are characterized by being overweight and having elevated glucose, blood pressure, cholesterol and triglycerides, or TGs, while having decreased levels of high-density lipoprotein, or HDL, cholesterol, HDL-C or "good cholesterol." Cortisol, a steroid hormone made by the body, plays a key role in the pathogenesis, or disease mechanism, of metabolic syndrome. VTP-34072 inhibits 11b hydroxysteroid dehydrogenase type 1, or 11b HSD1, the enzyme responsible for the production of cortisol in tissues where active glucose metabolism takes place, including the liver and adipose, or fat, tissue. In Phase 1 clinical trials involving 142 patients, VTP-34072 was well tolerated and demonstrated highly potent and selective inhibition of 11b HSD1 in adipose tissue, and had a pharmacokinetic profile which we believe is consistent with once-a-day dosing in humans. VTP-34072 commenced the first Phase 2 clinical trial involving 126 type 2 diabetic patients in July 2014 and is expected to have results in the first half of 2015. We received a milestone payment of $6.0 million from BI in the third quarter of 2014 as a result of the first patient having been dosed in this trial.

  •
  BI 1147560 is being developed for Alzheimer's as part of our BACE program which has been partnered with BI. Alzheimer's is a devastating disease that causes problems with memory, thinking and behavior. According to the Alzheimer's Foundation of America, an estimated 5.1 million Americans had Alzheimer's as of 2013 and the average annual cost of care for Alzheimer's patients over the age of 70 in the United States was estimated to be between

    $157 billion and $210 billion in 2010. Alzheimer's is characterized by the accumulation of extracellular protein deposits in the brain that are called amyloid plaques. The accumulation of these plaques is believed to directly damage neurons and to trigger additional responses that further contribute to the disease. Amyloid production begins with an enzyme in the brain known as b-Site Amyloid Precursor Protein Cleaving Enzyme 1, or BACE. We discovered and are developing BI 1147560, a BACE inhibitor, in collaboration with BI. We were previously developing BI 1181181 in collaboration with BI. However, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. BI has completed its analysis and concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI has decided to suspend development of BI 1181181 and move forward with the development of a structurally different compound, BI 1147560, which was also discovered as part of our BACE collaboration. BI currently expects to start the initial Phase 1 clinical trial of BI 1147560 by the end of 2015.

  •
  We are developing VTP-43742 for autoimmune disorders. Autoimmune disorders comprise a large number of disease conditions where the body mounts an inappropriate immune response against normal, healthy tissues. These disorders include commonly known diseases such as psoriasis, multiple sclerosis, or MS, and rheumatoid arthritis, or RA, as well as numerous orphan indications. Increased activity of a class of lymphocytes called Th17 cells is a critical part of the pathophysiology of many human autoimmune disorders. RAR-Related Orphan Receptor gamma-t, or RORgt, is a nuclear hormone receptor that is essential for the formation and function of these Th17 cells. Preclinical studies in animal models have demonstrated that inhibition of RORgt activity is beneficial for the treatment of multiple autoimmune disorders. In preclinical studies, VTP-43742 has been shown to inhibit the secretion of Interleukin 17, or IL-17, and other cytokines, which are pro-inflammatory proteins, from Th17 cells, and has been demonstrated to be therapeutically beneficial in an animal model of MS including demonstrating a superior response versus an IL-17 monoclonal antibody. These studies also show that VTP-43742 is well absorbed after oral administration in multiple animal species and has a long half-life in plasma, which we believe is consistent with once-a-day dosing in humans. We plan to file an IND with the U.S. Food and Drug Administration, or FDA, for VTP-43742 in the first half of 2015, with Phase 1 clinical trials commencing thereafter. We expect to have Phase 1 clinical trial results by the middle, and Phase 1 proof-of-concept data by the end, of 2015. We are also currently synthesizing additional GMP API and performing the necessary non-clinical studies in preparation for Phase 2, and planning two Phase 2 clinical trials, which we expect to begin in 2016, including a Phase 2 clinical trial for a large market indication and a Phase 2 proof-of-concept clinical trial for a rare disease or orphan indication.

  •
  We are developing VTP-38543 topically for atopic dermatitis, also known as eczema. Atopic dermatitis is a common inflammatory skin disease most commonly seen in children. According to the National Eczema Association, an estimated 31.6 million people in the United States have symptoms of eczema or eczematous conditions. In 2002, it was estimated that third party payors, such as Medicaid and private insurers, incurred costs as high as $3.8 billion for patients 65 and younger. Atopic dermatitis is characterized by a loss of barrier function, which is the impermeable outer layer of the skin, and skin inflammation. Liver X receptors, or LXRs, which include LXRa and LXRb, work to synthesize and transport fats out of skin cells, stimulate the production of the outer layer of skin cells, and inhibit the production of inflammatory proteins. Based on its mechanism, VTP-38543 is expected to improve barrier function and decrease inflammation, in this case in damaged skin tissue. VTP-38543, an LXRb selective agonist, has been shown in preclinical studies to stimulate the development of mature skin cells known as corneocytes as well as to increase the surrounding lamellar body lipids in the skin to improve its barrier function, while also decreasing skin inflammation. In a preclinical model of atopic dermatitis, VTP-38543 has demonstrated equal or superior efficacy versus high potency topical corticosteroids, the current standard of care. We anticipate completing the necessary preclinical studies and filing an IND for VTP-38543 by the second half of 2015, with Phase 1 clinical trials commencing thereafter.

  •
  We are developing VTP-38443 for acute coronary syndrome, or ACS. According to the American Heart Association, as of 2005, there were approximately 1.4 million hospital discharges in the United States due to ACS. In an article published in the American Journal of Managed Care, the economic impact of ACS is estimated to be greater than $150 billion annually and the direct medical cost for ACS is estimated at $75 billion, with a significant portion associated with drug therapy. ACS patients have cholesterol plaque build-up in their blood vessels and specific evidence of risk for an impending heart attack. Patients diagnosed with ACS have a 10-20% incidence of a serious cardiovascular event within six months. Liver X receptors work to transport cholesterol out of cells and inhibit the production of inflammatory proteins. Several studies have demonstrated that LXR agonists will promote reverse cholesterol transport, or RCT, which is the transport of cholesterol from cells back to liver for excretion from the body, in vivo in mice and prevent the development of atherosclerosis. Our research suggests that it is important to develop LXR modulators that are agonists for LXRb while avoiding activity of LXRa to reduce effects on liver and plasma TGs. VTP-38443, an orally active LXRb selective agonist, works by augmenting RCT, helping remove cholesterol from the plaque in vessel walls and by inhibiting the production of pro-inflammatory proteins around the plaque. Both of these mechanisms make the plaque less inflamed and more stable, which we believe lowers the risk of plaque rupture and blood clot formation that may lead to a heart attack, and could make VTP-38443 a potential complement to current therapies for ACS. In preclinical studies, VTP-38443 decreased plaque formation by more than 60% and lowered the plaque's inflammatory state. We anticipate completing the necessary preclinical studies and filing an IND for VTP-38443 in the first half of 2016, with Phase 1 clinical trials commencing thereafter.

        In addition to our existing product candidates, our team of scientists is currently utilizing Contour in several early stage drug discovery programs, including one in immuno-oncology.

        Our executive management team and accomplished drug discovery scientists possess substantial experience across the full spectrum of drug discovery, development and commercialization. Our Chief Executive Officer previously held a number of executive and commercial positions at Bristol-Myers Squibb Company, or BMS, including head of BMS' Immunology and Virology divisions. While at BMS, he successfully launched products in several therapeutic areas. Our Chief Scientific Officer was previously head of Clinical Discovery for BMS, where he was involved in the development of all of BMS' compounds from preclinical candidate selection through to human proof-of-concept, including central nervous system agent Abilify (aripriprazole), cardiovascular agent Eliquis (apixaban), oncology agent Erbitux (cetuximab) and Sprycel (dasatinib), virology agent Reyataz (atazanavir) and immunology agent Orencia (abatacept). Three internationally recognized medicinal chemists—two professors of chemistry from Harvard University and a former Merck distinguished scientist now in the American Chemical Society's Hall of Fame—founded our company.

        We seek to aggressively protect our assets by broadly filing patent applications that cover the novel discoveries we create. Each of our most advanced product candidates is the subject of patents and patent applications for composition of matter and methods of treatment in major markets worldwide. These patents and patent applications, if granted, are expected to provide us with intellectual property protection for all of our current product candidates until 2030 and beyond. We intend to continue to expand our intellectual property protections by seeking and maintaining domestic and international patents on inventions that are commercially important to our business. We will also rely on know-how and continuing technological innovation to develop and maintain our proprietary position.

Our Strategy

        Our goal is to leverage our leadership in structure-based drug discovery to deliver first- or best-in-class small molecule compounds to patients in diseases where there are significant unmet medical needs.

        The key elements of our business strategy are to:

  •
  Advance our growing portfolio of product candidates. We have discovered internally a pipeline of novel product candidates in a variety of important disease areas, including VTP-34072 for type 2 diabetes / metabolic syndrome, BI 1147560 for Alzheimer's, VTP-43742 for autoimmune disorders, VTP-38543 for atopic dermatitis and VTP-38443 for acute coronary syndrome, and have initiated several early stage discovery programs, including one focused on developing small molecule immuno-modulators for treating cancer. We have entered into separate collaborations with BI to advance our type 2 diabetes and Alzheimer's programs. We intend to retain rights to VTP-43742, VTP-38543 and VTP-38443, which we believe we can effectively advance through the next phase of clinical development.

  •
  Establish late-stage development and commercialization capabilities for certain of our product candidates in the United States and potentially other markets. We intend to retain rights to and advance product candidates in certain therapeutic and geographic areas where we believe that we can effectively further develop and, if approved, commercialize a product candidate. For example, we intend to progress VTP-43742 for autoimmune disorders in the United States because we believe that many potential autoimmune disorders are treated by specialist physicians who could be reached by a focused commercial organization.

  •
  Selectively collaborate with large biotechnology and pharmaceutical companies to maximize the value of our product candidates. We intend to continue to seek opportunities to collaborate with large pharmaceutical and biotechnology companies for certain therapeutic areas and geographies where we can leverage our collaborators' development, regulatory and commercial expertise to maximize the value of our product candidates. We currently have two collaborations, both with BI, from which, through December 31, 2014, we have received $158 million, including upfront license fees, research funding and success-based milestone payments as well as equity investments. These collaborations have enhanced the progress of our type 2 diabetes and Alzheimer's programs and given us access to BI's global commercialization infrastructure to pursue these large market opportunities.

  •
  Leverage Contour, our proprietary structure-based drug discovery platform, to rapidly discover novel small molecule product candidates for additional validated, difficult-to-drug targets. We plan to continue to apply Contour to targets that have significant unmet medical needs and validated biology, but which have traditionally been considered difficult-to-drug. We believe targets with validated biology, achieved through genetics, animal data and direct clinical experience, increase the probability of success of our discoveries. Difficult-to-drug targets provide an opportunity to leverage our structure-based drug discovery capabilities with Contour to overcome significant discovery obstacles, including potency, selectivity, pharmacokinetics properties and novelty, and to discover and advance new product candidates with first- or best-in-class potential. We expect that using Contour and applying these selection criteria will result in the discovery and development of product candidates with the potential to have significant competitive advantages.

  •
  Continue investing in technology, people and intellectual property. We believe that our technological approach to drug discovery, combined with our world class team of scientists spanning various scientific functions, enhances our ability to quickly and effectively discover and develop novel compounds. We have invested significant resources in these areas, including

    $18.8 million spent on development and enhancement of Contour through December 31, 2014. We intend to continue to invest in Contour and to recruit the world's leading scientists in order to maintain our leadership in the field. We seek to aggressively protect our assets by broadly filing patent applications that cover the novel discoveries we create.

Product Pipeline

        The following table summarizes key information about our most advanced product candidates:

PRODUCT CANDIDATE	INDICATION (TARGET)	WORLDWIDE COMMERCIAL RIGHTS	STAGE OF CLINICAL DEVELOPMENT AND ANTICIPATED MILESTONES
VTP-34072	Type 2 diabetes and metabolic syndrome	BI	• Phase 2 clinical trial initiated in July 2014
	(11b HSD1)		• Results expected in first half of 2015
BI 1181181 and BI 1147560	Alzheimer's disease (BACE)	BI	• BI 1181181 placed on voluntary temporary clinical hold by BI in February 2015
• BI 1147560 Phase 1 clinical trial expected to initiate by the end of 2015
VTP-43742	Psoriasis, multiple sclerosis, other autoimmune diseases (RORgt)	Vitae

•

Phase 1 clinical trial expected to begin in first half of 2015

•

Phase 1 clinical trial results expected in middle of 2015

•

Phase 1 human proof-of-concept results expected by end of 2015

•

Two Phase 2 clinical trials expected to begin in 2016

VTP-38543	Atopic dermatitis (LXRb)	Vitae	• Phase 1 clinical safety and pharmacokinetics trial initiation and results expected in second half of 2015
• Phase 1 proof-of-concept results expected in 2016
VTP-38443	Acute coronary syndrome (LXRb)	Vitae	• IND filing expected in first half of 2016

  VTP-34072 Targeting 11b Hydroxysteroid Dehydrogenase Type 1 (11b HSD1) for Type 2 Diabetes and Metabolic Syndrome

  Overview

        VTP-34072, our orally active 11b HSD1 inhibitor, is being developed in collaboration with BI for type 2 diabetes. For FDA regulatory purposes, we expect the indication for VTP-34072 will be for the improvement of glycemic control in type 2 diabetes. However, we believe it will be differentiated from other oral anti-diabetic agents by having a positive impact on multiple cardiovascular and metabolic risk factors associated with metabolic syndrome. Patients with metabolic syndrome, which afflicts approximately 85% of type 2 diabetics, are characterized by being overweight and having elevated glucose, blood pressure, cholesterol and triglycerides, while having decreased levels of HDL-C or "good cholesterol." Individuals with metabolic syndrome have demonstrated abnormalities in cortisol metabolism. Cortisol is synthesized by the adrenal gland and is produced in tissues from the precursor, cortisone, by the enzyme 11b HSD1. This enzyme is present in multiple tissues, especially in liver and adipose tissue. Clinical trials and preclinical studies have shown that 11b HSD1 inhibition can suppress the conversion of inactive cortisone into active cortisol in tissue and thereby reduce cortisol levels in relevant tissues. We believe inhibition of cortisol activation should increase glucose uptake in muscle and adipose tissue, decrease hepatic glucose production and offer a new therapeutic option in type 2 diabetes with metabolic syndrome.

        Using Contour, we have discovered potent, selective 11b HSD1 inhibitors in collaboration with BI. We optimized these compounds for inhibiting the isolated enzyme and inhibiting the conversion of cortisone to cortisol in biopsies of human adipose tissue and selected VTP-34072 for further development. In Phase 1 clinical trials involving 142 individuals conducted by BI, VTP-34072 was found to be safe and well tolerated in a single ascending dose trial and an ascending two week daily dosing trial. In these clinical trials, VTP-34072 inhibited 11b HSD1 enzyme activity in adipose tissue by greater than 90% at multiple dose levels at 24 hours after the last dose, and demonstrated a long half-life in plasma, which we believe is consistent with once-a-day dosing in humans. A Phase 2 clinical trial in obese patients with type 2 diabetes commenced in July 2014, with data expected in the first half of 2015.

  Cortisol in Metabolic Disease

        Two diseases, Cushing's syndrome and Addison's disease, support the role of cortisol in metabolic syndrome. In Cushing's syndrome, patients have high levels of cortisol which causes many of the same morbidities that afflict metabolic syndrome patients, including visceral obesity, abdominal obesity, high TGs, low HDL-C, elevated blood pressure and elevated glucose levels, with Cushing's Syndrome patients being predisposed to having overt diabetes. Conversely, in Addison's disease, which is caused by a deficiency in cortisol, patients have decreased hepatic glucose production and hypoglycemia, or low blood glucose. Rodent models of metabolic syndrome also provide support for the role of elevated cortisol levels in metabolic syndrome. Rodents with elevated levels of corticosteroids have impaired glucose uptake in muscle and adipose tissue, and enhanced liver glucose production.

  11b HSD1 as a Target in Type 2 Diabetes and Metabolic Syndrome

        As shown in the Figure 1 below, 11b HSD1 catalyzes the conversion of inactive cortisone to the active steroid hormone, cortisol. 11b HSD1 is highly expressed in most tissues, including liver, adipose and brain tissue and is the only enzyme known to generate cortisol from cortisone in peripheral tissues. Another enzyme, 11b HSD2, catalyzes the reverse reaction, inactivating cortisol and converting it to cortisone. 11b HSD2 is expressed in the kidney, sweat and salivary glands. Its main biological role is to protect the kidney from excess cortisol.

Figure 1: The interconversion between inactive cortisone and active cortisol is mediated by two distinct enzymes, 11b HSD1 and 11b HSD2.

        We believe that 11b HSD1 inhibition in metabolic syndrome patients will protect them from progression to type 2 diabetes and the associated atherosclerotic vascular disease, also known as hardening of the arteries, by lowering their liver and adipose tissue cortisol levels, without lowering cortisol levels in the blood. This tissue specific lowering of cortisol levels, without lowering blood levels, is important to prevent treated patients from developing symptoms of Addison's disease. The beneficial effects of inhibiting 11b HSD1 is supported in the literature by genetic studies. For instance, in a study by Kotelevtsev, et al published in 1997 in the Proceedings of the National Academy of Sciences, mice lacking 11b HSD1 were reported to be protected from becoming hyperglycemic and were insulin responsive, while in a study by Masuzaki, et al published in 2001 in Science, mice with increased 11b HSD1 expression in adipose tissue were reported to gain weight and had findings of metabolic syndrome. In addition, pharmacological experiments inhibiting the enzyme have demonstrated that reduction of cortisol in adipose tissue produces a significant decrease in blood glucose, lipid levels and blood pressure. In a clinical trial conducted by Incyte Corporation assessing type 2 diabetics inadequately controlled by metformin, an 11b HSD1 inhibitor demonstrated significant reductions in blood sugar and cholesterol and modest reductions in weight.

        We believe that any inhibitor of 11b HSD1 needs to be highly specific and avoid inhibition of 11b HSD2. Human genetic studies show that inherited loss of 11b HSD2 activity leads to severely elevated blood pressure and low potassium due to excess cortisol activity in the kidney. Based on clinical and preclinical data generated to date for VTP-34072, we believe that it is highly specific for 11b HSD1 inhibition without inhibiting 11b HSD2.

  Market Opportunity

        Type 2 diabetes is a common and increasingly prevalent diagnosis. According to the American Diabetes Association, in 2012, approximately 19 million Americans had a diagnosis of type 2 diabetes and another 7 million were undiagnosed and may have been unaware that they had type 2 diabetes. If the present trends continue, as many as 1 in 3 American adults are expected to have type 2 diabetes in 2050. Overall, the economic cost of diagnosed type 2 diabetes in the United States was estimated to be $245 billion in 2012 and of that approximately $9.6 billion was spent on prescription products to treat the disease.

        We believe that the most appropriate patient population for VTP-34072 is the approximately 85% of Americans suffering from type 2 diabetes who are classified as having metabolic syndrome. Metabolic syndrome manifests as a linked combination of abnormalities which includes elevated blood pressure, levels of plasma glucose and lipids and weight that together significantly increase a patient's risk for cardiovascular disease. Published data have demonstrated that improving one or more of these conditions can have a direct impact on reducing cardiovascular risk.

        There are many classes of orally active drugs that work in different ways to treat type 2 diabetes. They include sulfonylureas, biguanides, meglitinides, thiazolidinediones, alpha-glucosidase inhibitors, bile acid sequestrants, DPP-4 inhibitors, and SGLT2 Inhibitors. We believe the continued and significant unmet medical need for diabetes treatments is demonstrated by DPP-4s, a new class of drugs which were first approved in the United States in 2006 and by 2013 had sales of $5.2 billion. If approved, we believe that VTP-34072 may be differentiated from currently available treatments for type 2 diabetes because of its potential to have a broader beneficial effect on a patient's overall metabolic syndrome associated cardiovascular risk profile by lowering their glucose, lipids, blood pressure and weight.

  Clinical Trials

        The clinical development of VTP-34072 is being led by BI. Two Phase 1 clinical trials have been completed and a Phase 2 clinical trial was initiated in July 2014, with data expected in the first half of 2015.

        The first Phase 1 clinical trial for VTP-34072 was a single dose escalating trial in 72 healthy, overweight volunteers. VTP-34072 was well tolerated at all doses. There were no clinically relevant changes in vital signs, laboratory values or electrocardiograms. The half-life for clearance from the plasma was 14 to 24 hours, which we believe is consistent with once-a day dosing in humans. The activity of 11b HSD1 was assessed in the adipose tissue biopsies that were taken prior to dosing and at 24 hours after the dose. The enzyme activity in the adipose biopsies showed that 11b HSD1 activity was inhibited by greater than 90% at 24 hours in multiple dose groups. In addition, no evidence of changes in plasma or urinary hormone levels indicating inhibition of 11b HSD2 were observed. The second Phase 1 clinical trial was a once-a-day dose, two week trial in 70 overweight type 2 diabetic patients, starting at a low dose, with the dose being increased in each subsequent study group. VTP-34072 was well tolerated at all doses. There were no clinically relevant changes in vital signs, laboratory values, or electrocardiograms. No dose dependent adverse events and no serious adverse events were reported. There were no clinically significant changes in plasma cortisol levels or in levels of ACTH, the hormone that regulates cortisol production by the adrenal gland, and there were no changes in plasma or urinary hormone levels indicating inhibition of 11b HSD2. The activity of 11b HSD1 was assessed in adipose tissue biopsies taken before the first day of dosing and at 24 hours after the day 14 dose. The enzyme activity in the adipose tissue biopsies showed that the 11b HSD1 activity was inhibited by greater than 90% at 24 hours in multiple dose groups.

  Preclinical Data

        VTP-34072's ability to inhibit 11b HSD1 was tested in an in vitro enzyme assay and it was shown to have low, single digit nanomolar, or nM, activity. In addition, it was shown to be greater than 1000-fold more potent for 11b HSD1 as compared to 11b HSD2. As shown in Figure 2 below, VTP-34072 demonstrated potent, single digit nanomolar inhibition of 11b HSD1 activity in human adipose tissue.

Inhibition of Human 11b HSD1 by VTP-34072

Figure 2: Inhibition of 11b HSD1 activity by VTP-34072 in human adipose tissue.

        VTP-34072's pharmacokinetic profile was assessed in rats and cynomolgus monkeys by administering VTP-34072 via oral and intravenous routes in both species. The pharmacokinetics results showed that the compound was well absorbed with high oral bioavailability and with a plasma half-life, which we believe is consistent with once-a-day dosing in humans.

  Development Plans

        VTP-34072 is being tested by BI in a Phase 2 clinical trial in 126 overweight type 2 diabetic patients, which commenced in July 2014. The patients will have their anti-diabetic medications discontinued, or if they are on metformin, their metformin will be continued. This is a placebo-controlled, randomized, double-blinded clinical trial, where neither the patient nor the physicians treating the patient know if the patient is getting the drug or a placebo, in which patients will be dosed once-a-day for four weeks at one of three dose levels. The endpoints in this clinical trial include safety, tolerability and glucose lowering. Data from this clinical trial are expected in the first half of 2015.

  BI 1181181 and BI 1147560 Targeting b-Site Amyloid Precursor Protein Cleaving Enzyme 1 (BACE) for Alzheimer's Disease

  Overview

        BI 1147560, our orally active BACE inhibitor, is being developed in collaboration with BI for Alzheimer's. We were previously developing BI 1181181 in collaboration with BI. However, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. BI has completed its analysis and concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI has decided to suspend development of BI 1181181 and move forward with the development of a structurally different compound, BI 1147560, which was also discovered as part of our BACE collaboration. Alzheimer's is a devastating disease that causes problems with memory, thinking and behavior. According to the Alzheimer's Foundation of America, or the AFA, an estimated 5.1 million Americans had Alzheimer's as of 2013 and due to the increasing number of people age 65 or older that the number of Americans with Alzheimer's or dementia will double by 2015. In addition, according to the AFA, the average annual cost of care for Alzheimer's patients over the age of 70 in the United States was estimated to be between $157 billion and $210 billion in 2010. Alzheimer's eventually impairs an individual's ability to carry out such basic bodily functions as walking and swallowing and can ultimately be fatal. One of the primary indicators of Alzheimer's is the presence in the brain of large complexes or plaques of a toxic peptide, called amyloid beta or Ab. One of the proteins involved in the generation of Ab is b-Site Amyloid Precursor Protein Cleaving Enzyme 1, also known as beta secretase or BACE. BACE cleaves a larger protein, called amyloid precursor protein, or APP, into two pieces at a particular site, and then another protein complex makes a second cleavage resulting in the generation of the Ab peptide. We believe there is strong genetic evidence for Ab and BACE being important factors in the pathogenesis of Alzheimer's.

        Using our Contour platform, we discovered potent BACE inhibitors that were orally active for lowering brain Ab levels in animal models. In collaboration with BI, these potent, selective BACE inhibitors, including BI 1181181 and BI 1147560, were optimized. BI 1181181, has been shown to lower Ab levels by up to 95% in preclinical studies. In these preclinical studies, BI 1181181 has shown no significant off-target activity. We believe that BI 1147560 has attractive development properties. It is structurally different from BI 1181181, has been shown to be comparable to BI 1181181 in amyloid beta lowering efficacy in animal models of Alzheimer's, and all GLP toxicology studies, which we believe are necessary prior to first in human trials, have been completed.

  Amyloidb and Alzheimer's Disease

        Alzheimer's is the most common form of dementia. Alzheimer's is characterized by the accumulation of extracellular protein deposits in the brain that are called amyloid plaques. The plaques are composed of Ab peptides, which are derived from the larger protein APP. The accumulation of Ab containing plaques, or small soluble complexes derived from the plaques, in the brain is thought to damage neurons, or nerve cells, which, in turn, triggers additional inflammatory responses that further aggravate the disease. Studies show that Ab accumulation is critical to the pathogenesis of Alzheimer's. Human genetic studies have established that mutations that accelerate the rate of production of Ab peptides universally cause early onset Alzheimer's. Conversely, a mutation in the APP protein at the BACE cleavage site that suppresses production of Ab peptides by 40% and decreases the rate of cleavage by BACE is associated with a decreased incidence of Alzheimer's of approximately 7.5x and an improvement in cognitive function in non-Alzheimer's elderly individuals. In a recent journal article by Choi, et al, (Nature, 515: 274-278 (2014)), the complex Alzheimer's disease pathology was demonstrated in human neuronal stem cells in tissue culture. When these cells expressed APP with mutations associated with early onset Alzheimer's disease, they developed extracellular Ab plaques and intracellular neurofibrillary tangles, characteristic of the findings in brains from Alzheimer's disease patients. When these cells, expressing the mutant APP, were treated with a BACE inhibitor, both the Ab plaques and neurofibrillary tangles were prevented. Therefore, we believe that the inhibition of Ab production in the brain should benefit patients with Alzheimer's.

  BACE as a Target in Alzheimer's Disease

        As depicted in Figure 3 below, Ab peptides are produced by excision from a larger protein, APP. The path to the production of Ab begins with the cleavage of APP by BACE. A second cut occurs by the membrane bound g-secretase complex, which releases the Ab peptide, or a small fragment of the protein.

Figure 3: Production of Ab peptides is mediated by cleavage of APP by BACE and g-secretase.

        Therapies targeting Alzheimer's have included anti-Ab antibodies that bind to different forms of Ab to promote the clearance of Ab and plaques from the brain, and small molecule inhibitors of the g-secretase complex or of BACE to decrease the production of Ab. Recently, two anti-Ab antibodies, bapineuzumab and solanezumab, were tested in several large Phase 3 clinical trials by Pfizer Inc. and Eli Lilly & Co. The therapeutic hypothesis was that the antibodies would promote Ab clearance and affect disease progression. Both sets of trials failed to meet their primary end points. However, a post-hoc analysis of solanezumab showed an improvement versus placebo in a subgroup of patients with early Alzheimer's. In addition, animal studies have suggested that when Alzheimer's has progressed beyond a certain point, the disease becomes self-sustaining and resistant to therapy. These data and data from other studies suggest that initiating Ab lowering therapy earlier in the disease process, which we intend to do in our development program, will be important to generating a positive therapeutic effect.

        The inhibition of g-secretase activity for Alzheimer's with small molecules has been pursued, and Ab lowering has been demonstrated. However, the lack of specificity for inhibiting only Ab production has been a problem. In addition to its role in Ab production, the g-secretase complex generates a vital signaling protein named Notch, which is key to the survival of many cell types. Inactivation in mice by gene knockout methods of a component of the g-secretase complex, presenilin, leads to developmental defects that cause a lethality around the time of birth due to Notch suppression. In addition, in human trials with g-secretase inhibitors, there have been serious adverse events including colitis, which is inflammation of the colon, and skin cancer. Thus, inhibiting g- secretase has multiple unintended and serious consequences. In contrast to g-secretase, the absence of BACE in gene knock-out mice has been shown to have insignificant impact on mouse physiology.

        We believe BACE inhibition offers advantages over g-secretase inhibitors by being able to reduce Ab production without serious off-target activities, and advantages over antibody therapies by ease of oral administration for long-term chronic treatment, being able to penetrate the brain to reach the drug target, cost of goods for a potential life-long therapy, and ease of dose adjustment. Because of these advantages and what we expect to be a very safe profile, we feel that BACE inhibition is the preferred way to lower brain Ab levels for the prevention and treatment of Alzheimer's.

  Market Opportunity

        Alzheimer's is the most common type of dementia and is increasing in prevalence as the United States population ages. According to the Centers for Disease Control, Alzheimer's was the 6th leading cause of death in the United States in 2013. In addition, as of 2013, an estimated 5.1 million Americans had Alzheimer's, nearly all of whom are aged 65 or older, and approximately 200,000 individuals under age 65 have early-onset Alzheimer's. The demographics highlight that the economic impact of Alzheimer's is large and continuing to grow. According to the Alzheimer's Foundation of America, in 2010, the cost of care for people over age 70 in the United States in 2010 was between $157 billion and $210 billion. Aricept, a leading treatment for managing the symptoms of Alzheimer's achieved United States sales of approximately $2.1 billion in its final full year of sales before a generic entrant.

        There are two classes of medication currently approved to treat the symptoms of patients with Alzheimer's, cholinesterase inhibitors and NMDA inhibitors. Both classes of drugs are used to treat symptoms of Alzheimer's such as confusion and memory loss but they do not impact disease progression. Compared to these palliative agents, we believe BI 1147560 has the potential to promote neuronal survival which will modify progression of disease and maintain cognitive function.

  Preclinical Data

        Using our Contour platform, we discovered certain BACE inhibitors that were orally active for lowering brain Ab levels in animal models. In collaboration with BI, these potent, selective BACE inhibitors, including BI 1181181 and BI 1147560, were further optimized. Following BI's voluntary clinical hold of BI 1181181 and its subsequent analysis, BI has determined to advance BI 1147560 into clinical development. We believe BI 1147560 has attractive development properties. It is structurally different from BI 1181181, has been shown to be comparable to BI 1181181 in amyloid beta lowering efficacy in animal models of Alzheimer's, and all GLP toxicology studies, which we believe are necessary prior to first in human trials, have been completed.

  Development Plans

        In February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial and subsequently suspended further development. BI has decided to move forward with the development of a structurally different compound, BI 1147560, which was also discovered as part of our BACE collaboration. BI has completed all GLP toxicology studies, which we believe are necessary, prior to first in human trials and BI currently expects to start the initial Phase 1 clinical trial of BI 1147560 by the end of 2015.

VTP-43742 Targeting RAR-Related Orphan Receptor gamma-t (RORgt) for Autoimmune Disorders

  Overview

        We discovered and are developing VTP-43742, an orally active small molecule inhibitor of RORgt activity which is wholly owned by us, for the treatment of a variety of autoimmune disorders. Autoimmune disorders comprise a large number of diseases in which the body mounts an inappropriate immunological response against normal human tissues. These disorders include common autoimmune disorders such as psoriasis, MS, RA and steroid-resistant asthma, as well as rarer conditions. Increased activity of a class of lymphocytes called Th17 cells and excess production of inflammatory proteins, including Interleukin 17, or IL-17, by these cells are believed to be critical parts of the pathophysiology of many human autoimmune disorders. RORgt is a nuclear hormone receptor that is essential for the formation and function of Th17 cells. We believe inhibition of RORgt activity in Th17 cells will be beneficial for the treatment of multiple autoimmune disorders, specifically, psoriasis, MS, steroid-resistant asthma, and orphan indications.

        In preclinical studies we have determined that VTP-43742 is a potent binder to RORgt that inhibits the conversion of naïve T cells into Th17 cells and the secretion of multiple inflammatory proteins. It was shown to be greater than 1000-fold more potent for binding to RORgt relative to two closely related receptors, RORa and RORb. Those preclinical studies have also shown that VTP-43742 inhibits the secretion of IL-17 and other inflammatory proteins from Th17 cells, and is therapeutically beneficial in an animal model of autoimmune diseases. VTP-43742 is well absorbed after oral administration in multiple animal species and has a long half-life in plasma, which we believe is consistent with once-a-day dosing in humans.

        In preparation for filing our IND with the FDA, which is planned for the first half of 2015, we completed the GMP manufacture of clinical supply API in the fourth quarter of 2014, completed the in-life portion of the IND enabling toxicity studies in January 2015 and are currently analyzing the data, and have completed all other studies, which we believe are required prior to an IND filing, including gene toxicity and safety pharmacology studies. We expect to begin the first single dose Phase 1 clinical trial for VTP-43742 in the first half of 2015, with results expected in the middle of 2015, and expect to begin a four week Phase 1 proof-of-concept clinical trial in psoriasis patients in the second half of 2015. The multiple dose Phase 1 clinical trial will be performed in psoriasis patients because psoriasis typically responds rapidly to therapy and is straightforward to assess for improvement of disease activity. We expect results for this multiple dose Phase 1 proof-of-concept clinical trial by the end of 2015. If the results of the Phase 1 proof-of-concept trial are positive, we plan to conduct two

Phase 2 clinical trials, which we expect would begin in 2016, including a Phase 2 clinical trial for a large market indication and a Phase 2 proof-of-concept clinical trial for a rare disease or orphan indication. In addition to VTP-43742, we are currently advancing a second, structurally different compound in our RORgt program.

  IL-17 and Th17 Cells in Autoimmune diseases

        IL-17 was discovered in the 1990's as a pro inflammatory protein, or cytokine. It has been implicated in multiple autoimmune disorders including psoriasis, MS and RA. In 2000, it was determined that IL-17 is produced primarily by a subset of T cells, which are a type of lymphocyte, called Th17 cells. Th17 cells are normally involved in mounting the immune response against disease causing organisms like fungi and bacteria. However, inappropriately regulated Th17 cells can attack normal human tissues, and have been shown to play a significant role in multiple autoimmune diseases. Persistent secretion of cytokines, especially IL-17, by Th17 cells promotes chronic inflammation by activating other cells to make additional inflammatory mediators such as tumor necrosis factor alpha, or TNFa, and the interleukins IL-1b, IL-6, and IL-8. Therapies inhibiting the activity of IL-17 have the potential to transform treatment for various autoimmune diseases. Blockade of IL-17 activity by monoclonal antibodies has been shown to be clinically superior to Enbrel® (ixekizumab and secukinumab) and Stelara® (brodalumab and secukinumab) in human psoriasis clinical trials. Another monoclonal antibody targeting the IL-17 pathway, brodalumab, which blocks the IL-17 receptor, also demonstrated clinical superiority when compared to an IL-23 inhibitor, Stelara® in a Phase 3 trial in patients with psoriasis. Additional Phase 3 trials assessing the efficacy of IL-17 antibodies in ankylosing spondylitis and psoriatic arthritis also delivered positive clinical data. In January 2015, the FDA approved the first IL-17 antibody, secukinumab, for the treatment of moderate-to-severe psoriasis. The antibody was also approved in Japan and in Europe as a first-line treatment. These results have created interest in identifying targets in Th17/IL-17 pathway that could be exploited to treat chronic inflammation and autoimmune diseases.

        As shown in Figure 4 below, Th17 cells are derived from naïve T cells. A mix of cytokines and growth factors induce RORgt expression which helps to complete the differentiation process from naïve T cells to Th17 cells. The expression of RORgt drives the secretion of IL-17 from Th17 cells along with a group of additional cytokines, and it also upregulates the IL-23 receptor, providing a positive feedback loop, further driving the activity of Th17 cells. These cytokines are inflammatory mediators that, in turn, activate other inflammatory cells and the production of additional inflammatory molecules down stream of Th17 cells as depicted below.

Figure 4: Naive T cells differentiate into Th17 cells by action of multiple factors. Expression of RORgt in Th17 cells drives expression of inflammatory cytokines that exacerbate autoimmune disease.

  RORgt as a Target in Autoimmune diseases

        The ROR protein family consists of three related receptor isotypes—RORa, RORb and RORg. RORa is expressed in many tissues, including brain, liver, thymus, and skeletal muscle. RORb has a limited expression pattern and is found mainly in the retina of the eye and the pineal gland, which is a small gland in the brain. RORg has a broad pattern of expression, similar to RORa. RORgt is a variant of the RORg gene and is found only in immune cells. Mice lacking RORa have a movement disorder due to deficiency and degeneration of specific brain cells. Similarly, lack of RORb in mice leads to blindness due to abnormal retinal development. Mice deficient in RORgt have impaired Th17 cell differentiation; however, these mice are otherwise healthy and are also resistant to many autoimmune disorders. We believe that these immuno-protective findings have stimulated a broad interest in developing RORgt inhibitors as a novel mechanism to control Th17 function to treat autoimmune disease. We believe that any viable product candidate needs to be highly specific for RORgt because of the potential safety concerns that are associated with inhibiting RORa or RORb activity.

        RORgt acts by binding to specific DNA sequences, called ROR Response Elements, or ROREs, to regulate the production of messenger RNA. When bound to the RORE of the IL-17 gene, RORgt stimulates the production of the IL-17 messenger RNA. As depicted in Figure 5 below, this activity of RORgt can be modulated by inverse agonists, or inhibitors, that block the activity of the receptor. These compounds bind to a specific ligand pocket in the receptor and suppress receptor activity.

Figure 5: RORgt binds to DNA and initiates transcription of target genes, e.g., IL-17. An inverse agonist can bind to a specific pocket in RORgt and block its activity, leading to suppression of cytokine synthesis.

        Antibodies being developed to target the Th17/IL-23/IL-17 pathways have been extensively studied and have demonstrated efficacy in human trials in psoriasis, MS, RA and ankylosing spondylitis, which is an immune mediated inflammatory disease of the lower back. One of the anti-IL-17 antibodies, secukinumab, in separate studies was shown to be superior to a TNF-a antibody in psoriatic patients as well as an IL-23 antibody. We believe that a small molecule, such as VTP-43742, that targets the same pathway by inhibiting the activity of RORgt in Th17 cells, may have the advantage of being orally active, affecting a broader spectrum of inflammatory proteins, having a lower cost of goods, and being easier to dose adjust or stop therapy when needed, and could compliment or compete with antibody approaches currently in development.

        The RORgt ligand pocket is well characterized and is particularly suitable for targeting with small molecules. Several inverse agonists of RORgt have been reported in medical and scientific literature. These compounds are effective in preclinical models of autoimmune disease and the anti-inflammatory effects observed with these RORgt blockers are similar to those seen with IL-17 antibodies. Many competing RORgt programs have struggled to achieve the potency and the requisite selectivity needed for a clinical candidate. There are subtle variations among the three ROR receptors in the ligand binding pocket. We have attempted to exploit these variations using Contour to develop VTP-43742. Our preclinical studies of VTP-43742 have shown that it is potent and is more than 1000-fold more potent at binding to RORgt than binding to RORa and RORb.

  Market Opportunity

        Autoimmune disorders make up a large number of human disorders which include more common disorders such as psoriasis, MS, RA and steroid-resistant asthma, as well as numerous orphan indications. Due to its Th17 activity, we believe VTP-43742 will be most effective in psoriasis, MS, as well as other IL-17 mediated orphan diseases. Psoriasis, a chronic autoimmune disorder of the skin, affects an estimated 7.4 million Americans.

        Currently available therapies for the treatment of psoriasis include topical steroids, phototherapy or light therapy, systemic agents including oral retinoids, cyclosporine, and methotrexate and finally biologics that act by blocking the action of T cells, or by blocking various proteins in the immune system. We anticipate that VTP-43742 will be used for the treatment of mild to moderate psoriasis, prior to antibody therapy, as well as for the treatment of severe psoriasis, in conjunction with or in replacement of antibody therapy.

  Preclinical Data

        We analyzed the ability of VTP-43742 to bind to RORgt in a biochemical binding assay. As shown in Figure 6 below, the Ki value of VTP-43742 to RORgt, which measures how tightly the compound binds to its target, is high (3.7 nM). The binding affinity of VTP-43742 to the other ROR isotypes, namely RORa and RORb, is much weaker as evidenced by the relatively higher Ki values, which is important because significant toxicities are associated with inhibition of these two related receptors. Our internal studies have shown VTP-43742 to be greater than 1000-fold more potent for RORgt as compared to RORa and RORb.

Figure 6: Binding affinity of VTP-43742 to isolated human ROR a, b, and gt.

        VTP-43742 was also tested for its ability to block RORgt activity in Jurkat T cells, a well-established human T cell line for testing the functional activity of compounds. This assay was used to determine the inverse agonist activity of RORgt ligands. As shown in Figure 7 below, VTP-43742 is a potent inhibitor of RORgt activity in these cells with an IC50, which is the amount of drug necessary to inhibit the assay by 50%, of 17nM.

Figure 7: VTP-43742 is a potent (IC50=17nM) and effective inverse agonist in a RORgt-dependent reporter human T cell assay.

        The ability of VTP-43742 to block endogenous RORgt activity was determined in an assay system which we believe to be more representative of the treatment of humans. As shown in Figure 8 below, VTP-43742 was shown to be a potent inhibitor of RORgt dependent IL-17 production in lymphocytes in human whole blood assays with an IC50 potency of 221 nM, which is the concentration of drug needed to inhibit this assay by 50%. The whole blood assay is an important measure to gauge the effects that protein binding and cell penetration may have on a compound's activity. The assay is helpful in estimating drug levels needed to achieve RORgt blockade in animals and humans.

Human Whole Blood Assay

Figure 8: VTP-43742 is a potent inhibitor of IL-17 in physiologically relevant primary human lymphocytes in whole blood.

        Experimental autoimmune encephalomyelitis, or EAE, is a mouse model of MS that we believe can serve as a useful surrogate model for human MS since both are associated with inflammation and demyelination, or loss of the protective sheath around nerves, along with a Th17 dependent disease process. VTP-43742 was tested in the EAE model to assess its effects on disease progression. It was orally administered twice daily from the time of disease induction. As shown in Figure 9 below, VTP-43742 significantly reduced the clinical score in a dose-dependent manner consistent with a decrease in inflammation and demyelination, where a higher clinical score represents a worsening condition in the animal model. The maximal reduction in clinical score (50%-60%) is similar to that seen with other IL-17 targeted therapies including IL-17 monoclonal antibodies. Since IL-17 expression is induced in infiltrating T cells in the spinal cords of diseased animals, and RORgt regulates the expression of IL-17, spinal cords were harvested and analyzed for IL-17 expression. VTP-43742 showed a significant, dose-dependent decrease in the expression of IL-17.

VTP-43742 in Mouse EAE Model	IL-17 Gene Expression

Figure 9: Left: VTP-43742 treatment ameliorates severity of disease in the EAE model, where mpk refers to mg/kg. Right: VTP-43742 inhibits IL-17 gene expression within inflammatory cells in the spinal cord of treated animals.

        In a second study of VTP-43742 in the EAE mouse model of MS, the efficacy of a maximum efficacious dose of VTP-43742 was compared to a maximum efficacious dose of a monoclonal antibody against mouse IL-17 to assess their effects on disease progression. VTP-43742 was orally administered twice daily from the time of disease induction while the IL-17 mAb was administered on Day 0 and 14. As shown in Figure 10 below, VTP-43742 reduced the clinical score to almost 0 while the IL-17 mAb demonstrated the expected 55% reduction. This provides experimental support consistent with orally administered VTP-43742 being at least equivalent, and potentially superior, to IL-17 pathway mAbs for the treatment of autoimmune diseases.

 VTP-43742 Comparison to an IL-17 mAb in Mouse EAE Model

Figure 10: A maximum dose of VTP-43742 was compared to a maximum dose of a mouse IL-17 mAb for Clinical Score efficacy in the mouse EAE model of MS. In this model, VTP-43742 was superior to the IL-17 mAb.

        EAE is characterized by an immune mediated inflammatory response in the spinal cord of diseased mice which leads to the loss of the myelin sheaths around the nerve axons in the spinal cord. We therefore examined the effect of VTP-43742 on the spinal cord and the loss of myelin sheaths in EAE animals. Representative histological sections of hematoxylin and eosin, two tissue stains frequently used in the microscopic analysis of tissues, stained spinal cords from animals treated with dosing solution without drug, or vehicle, or VTP-43742 treated animals were examined after disease induction. As shown in Figure 11 below, the loss of axonal myelin sheaths results in the formation of vacuoles, or small bubbles, in the vehicle treated animals, as shown in a spinal cord cross section on the left, whereas the vacuoles are substantially decreased or absent in the VTP-43742 treated animals as shown on the right. In addition, inflammation, characterized by lymphocyte and neutrophil infiltration and necrotic cell debris were both significantly reduced in VTP-43742 treated animals compared with vehicle controls. Figure 12 below is a higher power magnification of spinal cords from the VTP-43742 versus IL-17 mAb study in the EAE model. In the vehicle treated animal, there are large numbers of vacuoles and inflammatory cells, while in the IL-17 mAb treated animal, there are decreased numbers of vacuoles but large numbers of inflammatory cells, consistent with clinical benefit of the IL-17 mAb treatment. The spinal cord from the VTP-43742 treated animal is normal in appearance which is consistent with the almost complete absence of clinical findings. Figure 13 below shows the spinal cord messenger RNA levels for IL-17 and for the receptor for IL-23 (IL-23R) from the VTP-43742 versus IL-17 mAb study in the EAE model. In the IL-17 mAb treated animals, the gene expression of IL-17A was little changed and IL-23R decreased by approximately 35%, while in the VTP-43742 treated animals, the gene expression of IL-17A and IL-23A both decreased by 80 to 90%. Collectively, these data demonstrate that VTP-43742 is effective in reducing disease activity, and has clinical efficacy equivalent, and potentially superior, to IL-17 mAbs, in a clinically relevant animal model of human MS via blockade of the immune mediated inflammatory process and an inhibition of RORgt driven gene expression.

Figure 11: VTP-43742 reduces histologic abnormalities, indicative of loss of myelin sheaths around the nerve cell axons, in EAE mice.

Figure 12: Higher power micrographs from spinal cords of vehicle, IL-17 mAb, and VTP-43742 treated mice in the EAE model of multiple sclerosis. Vehicle treated animals have evidence of demyelination (large vacuoles) and inflammation, IL-17 mAb treated animals have less demyelination but large numbers of inflammatory cells, and VTP-43742 treated animals have a normal appearing spinal cord.

Figure 13: Spinal cord gene expression for IL-17A and the receptor for IL-23 (IL-23R) from the VTP-43742 versus IL-17 mAb study in the EAE model. For the IL-17 mAb treated animals, the gene expression was little changed (IL-17A) or decreased approximately 35% (IL-23R) while in the VTP-43742 treated animals, they were both decreased by 80 to 90%.

        The goal of the RORgt program is to develop an orally active agent. VTP-43742 was administered via oral and intravenous routes in rats and dogs to assess its pharmacokinetics, and the oral bioavailability in dogs was 66% and half-life was 15 hours; exhibiting good oral bioavailability and long plasma half-life. Based on additional preclinical studies, we believe VTP-43742 should be well absorbed in humans, and we believe it may offer a first-in-class therapy for patients suffering from Th17 mediated autoimmune disease. We predict that VTP-43742 will have a plasma half-life of approximately 24 hours in humans.

  Development Plans

        We plan to file an IND with the FDA for VTP-43742 in the first half of 2015, and expect to begin Phase 1 clinical trials thereafter. In preparation for filing the IND with the FDA, we completed the GMP manufacture of clinical supply API in the fourth quarter of 2014, completed the in-life portion of the IND enabling toxicity studies in January 2015 and are currently analyzing the data, and have completed all other studies, which we believe are required prior to an IND filing, including gene toxicity and safety pharmacology studies. The initial Phase 1 clinical trial is expected to be a single ascending dose trial in healthy human volunteers. The clinical trial will be designed to demonstrate that VTP-43742 is well tolerated by the trial subjects and that it does not cause clinically significant changes in clinical laboratory tests or vital signs. This clinical trial will also access the pharmacokinetics properties of the product candidate. We plan to begin a four week, Phase 1, multiple ascending dose clinical trial in the second half of 2015. This clinical trial will be performed in patients with psoriasis, in which we will analyze the safety, tolerability and pharmacokinetics of four weeks of once-a-day dosing of VTP-43742. This clinical trial is expected to provide proof-of-concept against an autoimmune disease since four weeks is generally a sufficient time period to test for improvements in the skin lesions of psoriasis patients. In addition to demonstrating clinical improvement in the skin lesions of psoriatic patients, skin biopsies will be performed to assess inflammation as well as treatment related changes in Th17, IL-17, and other effector cytokines. We are also currently performing the necessary Phase 2 enabling non-clinical studies and planning two Phase 2 clinical trials, which we expect to begin in 2016, including a Phase 2 clinical trial for a large market indication and a Phase 2 proof-of-concept clinical trial for a rare disease or orphan indication. In addition to VTP-43742, we are advancing a second, structurally different compound in our RORgt program.

VTP-38543 Targeted for Liver X Receptor Beta (LXRb) for Atopic Dermatitis

  Overview

        We have discovered and are developing VTP-38543, an LXRb selective agonist, as a topical agent for the treatment of atopic dermatitis. Atopic dermatitis is a common inflammatory skin disease in children that also affects a large number of adults. It is characterized by a loss of barrier function of the skin, as well as skin inflammation. Other diseases that have some of the same characteristics include contact or allergic dermatitis and psoriasis. The two most commonly used classes of topical therapies for atopic dermatitis are glucocorticoids and calcineurin inhibitors. Though effective, they both have been shown to have serious side effects in some patients. We believe there is a significant opportunity to develop a new therapy that is equally effective but has a better safety and tolerability profile.

        Activation of LXR in skin keratinocytes, the most common cell type in the outermost layer of "normal" skin, plays an important role in maintaining skin function. LXR activity is critical for maintaining the impermeable barrier of skin by stimulating the differentiation of keratinocytes into corneocytes, the major cell type in the protective outer layer of the skin, and stimulating the secretion of lipid rich bodies, called lamellar bodies, which "glue" the corneocytes into becoming the impermeable outer barrier of skin. LXR activation also has an anti-inflammatory effect in skin. We believe LXR agonists' ability to both improve skin inflammation and improve the barrier function of the skin is unique.

        In cell based assays, VTP-38543 has been shown to increase LXRb activity and increase markers of lipid synthesis and secretion of lipids from cells. Lipids is a general term for multiple types of fats. It has also shown decreases in the production of pro-inflammatory proteins from a human macrophage cell line. VTP-38543 decreases skin inflammation in a live mouse model of skin inflammation. It also increases the production of proteins in the skin that are involved in lipid synthesis and secretion that are critical for maintenance of barrier function. Early formulation work has been performed, and several formulations have been identified that provide acceptable skin penetration with appropriate efficacy. We expect to file an IND for VTP-38543 in the second half of 2015.

  Barrier Function and Inflammation in Atopic Dermatitis

        The most abundant cells in the epidermis are keratinocytes, shown in Figure 14 below. These cells differentiate to form the corneocytes, and also generate the lipids that, along with the corneocytes, make up the outermost layer of the epidermis, which is called the stratum corneum. The stratum corneum forms an impermeable protective barrier that prevents loss of water and blocks invasion by pathogens. Accumulating evidence from human genetic studies suggests that primary defects in the epidermal structure, particularly formation of the stratum corneum, play a pivotal role in driving the pathogenesis of atopic dermatitis. For example, filaggrin is an important structural protein in the stratum corneum. According to a 2009 study published in the Journal of Investigative Dermatology, up to 55% of Europeans with atopic dermatitis have mutations in the filaggrin gene. Other mutations have been identified in barrier proteins that decrease the formation of the lamellar lipids that also are a part of the stratum corneum. The net effect of these epidermal impairments is a reduced ability in atopic skin to self-repair, leading to extended signaling of repair and inflammatory cascades. These signals lead to further impairment of skin functions resulting in chronic activation of immune cells which eventually presents as atopic dermatitis and related conditions.

Figure 14: Depiction of the composition and architecture of the epidermis.

  LXR in Promoting Barrier Function and Suppressing Inflammation

        LXRs are important regulators of epidermal biology. Activation of LXRs by ligands, which are molecules that bind to the active site on LXR, leads to stimulation of keratinocyte differentiation, epidermal lipid synthesis and an anti-inflammatory response in skin cells. LXR ligands stimulate keratinocyte differentiation by inducing the expression of genes involved in stratum corneum formation, including involucrin, loricrin and filaggrin. Lipids such as cholesterol, ceramides and fatty acids are produced in the epidermis and are essential for skin barrier formation and maintenance. Topical application of LXR agonists has been demonstrated to augment epidermal lipid synthesis and secretion into extracellular spaces in mouse skin by inducing new lipid synthesis and expression of the ABC family of lipid transporters. In addition, LXR ligands have been shown to have anti-inflammatory properties. LXR agonism exerts general inhibitory action on pro-inflammatory genes in multiple cell types. This anti-inflammatory activity is illustrated by the observed efficacy of LXR agonists in mouse models of atopic dermatitis, irritant dermatitis and epidermal proliferation. As a result, we believe LXR activation has potential as a novel therapeutic approach because it enhances the integrity of the epidermal barrier and simultaneously suppresses skin inflammation.

  Market Opportunity

        Atopic dermatitis, also known as eczema, affects both children and adults. The National Eczema Association reports that there are approximately 31.6 million people in the United States with symptoms of eczema or eczematous conditions and, among that group, at least 17.8 million people have symptoms of atopic dermatitis, considered a more severe form of eczema. The National Institute of Arthritis and Musculoskeletal and Skin Diseases estimates that the worldwide prevalence of atopic dermatitis in infants and children is approximately 7- 17%, approximately 60% of whom have recurrence of the disease as adults. The two most commonly used classes of topical therapies for atopic dermatitis are glucocorticoids and calcineurin inhibitors. Though effective, they both have been shown to have serious side effects in some patients. For glucocorticoids, these side effects include thinning of the skin and loss of barrier function, adrenal suppression caused by drug absorption through the skin, and contraindications for use on the face and other sensitive areas of skin. For calcineurin inhibitors, these side effects include a burning sensation upon application and a black box warning for the potential to induce cancer. Two calcineurin inhibitors approved for sale in 2001 had combined annual sales of greater than $450 million in 2004. These two treatments were required to add a "black box warning" in 2005 for risk of cancer, and combined annual sales dropped. In 2013, the combined annual sales of these two products were approximately $240 million. We believe that VTP-38543 can be developed as a first-in-class therapy that controls inflammation and improves the skin barrier function in these patients while avoiding the side effects associated with existing treatments.

  Preclinical Data

        The ability of VTP-38543 to bind to LXR was determined in biochemical binding assays. VTP-38543 is a potent binder to LXRb (26 nM). VTP-38543 was also tested for its ability to induce LXR-mediated activity in a cell-based assay. VTP-38543 is a potent partial agonist of LXRb with an EC50 of 16 nM.

        We also assessed the ability of VTP-38543 to reduce inflammation in a mouse ear model of inflammation. As shown in Figure 15 below, the chemical tetradecanoylphorbol acetate, or TPA, induced a strong inflammatory response (Figure 15B) as shown by the infiltration of neutrophils (small arrows) and increased ear swelling as indicated by the width of the double headed arrow. Topical treatment with VTP-38543 significantly reduced both neutrophil infiltration and swelling (Figure 15D). The effect was comparable to the reduction observed upon topical treatment with a potent glucocorticoid, clobetasol (Figure 15C).

Figure 15: VTP-38543 is efficacious in a chemically induced mouse ear model of inflammation. A: Vehicle treated, no chemical induction. B: Vehicle treated + chemical (TPA) induction. C: Glucocorticoid (clobetasol) + TPA induction. D: VTP-38543 + TPA induction.

        ABCG1 and SREBP1c are key LXR target genes that are involved in lipid transport and lipid synthesis. Mice lacking ABCG1 or SREBP1c display abnormal barrier formation. As shown in

Figure 16 below, topical application of VTP-38543 to the skin of hairless mice increased expression of both genes.

ABCG1 Gene Induction (Hairless Mouse Skin, n=4)	SREBP1c Gene Induction (Hairless Mouse Skin, n=4)

Figure 16: VTP-38543 induced genes critical for lipid transport and lipid synthesis in skin.

        VTP-38543 was also tested in primary cultures of human epidermal keratinocytes for induction of these same lipid metabolism and transport markers. As shown in Figure 17 below, VTP-38543 induced the expression of both ABCG1 and SREBP1c in a concentration-dependent manner in primary human cells.

ABCG1 Gene Induction (Human Epidermal Keratinocytes)	SREBP1c Gene Induction (Human Epidermal Keratinocytes)

Figure 17: In primary cultures of human epidermal keratinocytes, VTP-38543 significantly increased expression of ABCG1 and SREBP1c after 24 hours.

        LXR activation has been shown to reduce inflammation in multiple human cell types including macrophages. IL-6 is a key cytokine involved in skin inflammation and is expressed in human macrophages. Consistent with its anti-inflammatory effect in the mouse dermatitis model, as shown in Figure 18 below, VTP-38543 was able to reduce IL-6 expression in human THP-1 macrophages in a concentration dependent manner.

 Inhibition of IL-6 Secretion by THP-1 Macrophages

Figure 18: VTP-38543 significantly decreased expression of IL-6 in activated THP-1 macrophages.

        In order to further progress VTP-38543 as a clinical candidate, we identified two suitable topical formulations with appropriate drug stability, release, permeation and aesthetic characteristics. VTP-38543 was formulated in these two topical formulations and then applied to the skin of hairless mice in order to determine if an LXR dependent marker of barrier function could be induced with these formulations. As shown in Figure 19 below, both topical formulations of VTP-38543 produced strong, dose-dependent induction of the marker ABCG1 in mouse skin.

ABCG1 Gene Induction in Mouse Skin (formulation 1)	ABCG1 Gene Induction in Mouse Skin (formulation 2)

Figure 19: VTP-38543 induced ABCG1 in mouse skin when applied topically.

  Development Plans

        VTP-38543 is in preclinical development for the LXR dermatology program. We anticipate completing the necessary preclinical studies and filing an IND for VTP-38543, with initiation and results of Phase 1 clinical safety and pharmacokinetics trials expected in the second half of 2015. In addition, we expect to complete a Phase 1 proof-of-concept clinical trial in 2016. We expect that the first Phase 1 clinical trial will be a single topical dose study in healthy volunteers. The endpoints for the clinical trial will be safety and tolerability, pharmacokinetics if there are detectable drug levels in plasma, and biomarkers of increased lipid synthesis and transport in skin biopsies. The second clinical trial is expected to be a two week, topical multiple dose Phase 1 trial. It will be performed in young adults with atopic dermatitis. In addition to safety, tolerability, and pharmacokinetics, improvement in the clinical signs and symptoms of the atopic dermatitis will be assessed.

VTP-38443 Targeting Liver X Receptor Beta (LXRb) for Acute Coronary Syndrome (ACS)

  Overview

        We discovered and are developing VTP-38443, an orally active LXRb selective agonist which is wholly owned by us, for the treatment of acute coronary syndrome, or ACS. ACS includes unstable angina and myocardial infarction, referred to herein as a MI or heart attack. Patients who have an ACS event have a 10-20% chance of having a significant cardiovascular event within six months of the original event. ACS patients have atherosclerotic plaques which contain lipid rich foam cells, inflammatory cell infiltrates, a thin cap of the atherosclerotic plaque prone to rupture, and a surface to the plaque that is prone to form blood clots. Current therapies include antiplatelet, anti-blood clotting and cholesterol lowering agents. LXRs are involved in cholesterol homeostasis and regulate removal of cholesterol from cells, or RCT, via ABCA1, which is a cellular transporter that moves cholesterol out of cells and onto HDL. We believe that an LXR agonist would be useful in treating ACS patients because it both augments RCT, which removes cholesterol from the plaque, and inhibits the production of pro-inflammatory proteins. Both of these mechanisms make the plaque less inflamed and less lipid rich, resulting in the plaque surface being less prone to formation of blood clots.

        In preclinical studies, VTP-38443 has been shown to be active in both rodent and human cell assays in inducing proteins that are involved in RCT and suppressing proteins involved in inflammation. In a mouse model that mimics the processes of ACS, VTP-38443 decreased cholesterol in the atherosclerotic vessels and simultaneously decreased inflammation in the vessels. In dose ranging toxicology studies, the safety margins between efficacious systemic exposures and toxic exposures were identified. VTP-38443 is progressing into preclinical development.

  Reverse Cholesterol Transport (RCT) in ACS

        ACS patients have a high rate of recurrent cardiovascular events. Statin treatment lowers cholesterol levels and has been demonstrated to reduce the number of subsequent cardiovascular events. While statin treatment has clinical benefit, protection is not complete. We believe treatment with agents that remove cholesterol from atherosclerotic plaques to induce direct plaque regression and stabilization may result in additional reduction in events. One approach is to directly target the active removal of cholesterol from plaque by the induction of RCT, which is a multi-step process that results in the elimination of cholesterol from the body. In RCT, cholesterol is actively transported out of peripheral cells onto HDL, and the excess cholesterol is transported to the liver and eliminated from the body. We believe activation of cholesterol removal from plaque by RCT will provide a novel avenue to remove cholesterol, and is expected to reduce plaque burden and to provide additional protection for ACS patients.

  Inflammation in ACS

        Inflammation plays an important role in ACS. Macrophages, other types of white blood cells and other inflammatory cells have been shown to infiltrate the atherosclerotic plaque. These inflammatory cells synthesize and secrete additional pro-inflammatory proteins that further increase the inflammatory process, as well as alter the endothelial surface, the thin layer of cells that lines the interior surface of blood vessels, of the plaque and make it prone to the formation of blood clots which can block the artery. In addition, the activated macrophages secrete proteases, a type of enzyme, which breaks down the extracellular proteins in the plaques and weakens the cap of the plaque, thereby predisposing the plaque to rupture. A ruptured plaque often results in the formation of blood clots which can block the artery, leading to a MI. Thus, the active inflammatory process in ACS atherosclerotic plaques exacerbates the disease process.

  Liver X Receptor b (LXRb) in ACS

        Liver X receptors, LXRs, which include, LXRa and LXRb, work to transport cholesterol out of cells as shown in Figure 20 below and inhibit the production of inflammatory proteins. VTP-38443 targets LXRb within macrophages in the atherosclerotic plaque in the vessel walls to remove cholesterol and decrease the production of inflammatory proteins. Clinical trials have established that LXRb is a major regulator of ABCA1, a cellular membrane transporter that moves cholesterol out of cells and on to HDL-C. A transporter related to ABCA1, called ABCG1, was also identified as a cholesterol exporter that is also regulated by LXRs. LXRa is mainly found in liver, kidney and intestine. LXRb is expressed in most organs and tissues. Several studies have demonstrated that LXR agonists will promote RCT in vivo in mice and prevent the development of atherosclerosis. However, undesired activation of LXRa can induce fatty acid production in liver, resulting in a fatty liver and elevated plasma TGs. Therefore, it is desirable to develop LXR modulators that are agonists for LXRb while avoiding activity of LXRa to reduce effects on liver and plasma TGs.

Figure 20: Activation of LXRs increases the synthesis of cholesterol transporters ABCA1 and ABCG1 which leads to cholesterol efflux on Apolipoprotein A1, or ApoA-1, containing lipoproteins. ApoA-1 is the major protein associated with HDL-C.

        In addition to augmenting RCT, activation of LXR receptors has also been shown to decrease the production of inflammatory proteins in macrophages. LXR agonism exerts general inhibitory action on the synthesis of inflammatory proteins. Inflammation in an atherosclerotic plaque makes the endothelial surface over the plaque prone to formation of blood clots and predisposes the plaque to rupture, and a ruptured plaque often leads to blood clots. Thus, LXR activation interferes with the pathology of atherosclerosis by directly activating genes to promote RCT, which decreases the amount of cholesterol in the plaque, and by inhibiting pro-inflammatory gene expression, which reduces plaque associated inflammation.

  Market Opportunity

        According to the American Heart Association, as of 2005, there were approximately 1.4 million hospital discharges in the United States due to ACS. According to an article published in the American Journal of Managed Care, the economic impact of ACS is estimated to be greater than $150 billion annually and the direct medical cost for ACS is estimated at $75 billion, with a significant portion associated with drug therapy. The goal of treating ACS after the acute event is to preserve patency of the coronary artery. After an ACS event, patients are usually treated with an anti-blood clotting agent and a cholesterol lowering agent. We believe that VTP-38443, when used in combination with existing therapies used to treat patients with ACS, may have a significant therapeutic benefit, by decreasing the propensity for formation of blood clots on the surface of a plaque.

  Preclinical Data

        The ability of VTP-38443 to bind to LXRa and LXRb was determined in biochemical binding assays. As shown in Figure 21 below, VTP-38443 is a potent binder to LXRb (12 nM), which is 22-fold more potent than binding to LXRa (262 nM). VTP-38443 was also tested for its ability to induce LXR-mediated activity in a cell-based assay. As shown in Figure 21 below, VTP-38443 is a potent agonist of LXRb with an EC50, which is the amount of drug necessary to achieve 50% of the maximum effect, of 19 nM. Consistent with the binding assays, VTP-38443 was approximately 20-fold more potent for LXRb activity compared to LXRa. Compounds with greater selectivity have a larger margin between having beneficial effects on an atherosclerotic plaque and the side effect of increased triglyceride synthesis.

Figure 21: VTP-38443 binds to and activates LXRb more potently than LXRa in binding and cell-based assays.

        The ability of VTP-38443 to induce key LXR target genes and to promote cholesterol efflux has been determined in a human fibroblast cell line. As shown in Figure 22 below, VTP-38443 is a potent agonist for increasing the expression of ABCA1 mRNA, which encodes ABCA1 proteins, in human cells. In other cell based experiments, we have demonstrated that this increase is associated with an increased removal of cholesterol from human cells in an HDL dependent manner.

ABCA1 mRNA in Human Skin Fibroblasts

Figure 22: VTP-38443 is a potent inducer of ABCA1 mRNA expression in a human fibroblast cell line.

        LXR activation has been shown in preclinical studies to suppress inflammatory proteins in multiple human cell types, including macrophages. IL-6 is a key inflammatory protein and is expressed in human macrophages. As shown in Figure 23 below, VTP-38443 reduced IL-6 secretion from the human derived, activated, THP-1 macrophage cell line in a concentration dependent manner.

Inhibition of IL-6 Secretion in THP-1 Macrophages

Figure 23: VTP-38443 significantly decreased secretion of IL-6 in activated THP-1 macrophages.

        One of the key issues with prior LXR agonists is their inability to clearly separate the induction of ABCA1 from the induction of plasma and liver TGs, driven primarily by LXRa. To test the hypothesis that a potent LXRb-selective partial agonist, such as our VTP-38443, in a reporter assay would show improved separation between these two effects, we looked at the ability of VTP-38443 to induce ABCA1 and TG levels upon oral administration to cynomolgus monkeys.

        Cynomolgus monkeys were dosed with VTP-38443 orally at 0.01 and 0.03 mg/kg, or mpk, per day for 14 days. As shown in Figure 24 below, VTP-38443 increased the expression of ABCA1 and ABCG1, markers of RCT, in monkey blood at both doses tested and did not have significant triglyceride elevations in plasma at either dose. Including data from these and other experiments, we have determined that there is approximately a 30-fold dose difference between the dose that increases the expression of ABCA1 and ABCG1 and the dose that causes the induction of plasma and liver TG levels.

Blood ABCA1 (Day 14)	Blood ABCG1 (Day 14)	Plasma Triglycerides

Figure 24: Cynomolgus monkeys were dosed once-a-day for 14 days with VTP-38443. Levels of mRNA for ABCA1 and ABCG1 were measured in blood as well as plasma TG levels.

        We also tested the ability of VTP-38443 to promote RCT and reduce atherosclerosis in mice. For the RCT experiment, VTP-38443 was administered to mice, and the mice were injected with macrophages loaded with labeled cholesterol. The amount of labeled cholesterol in feces was determined over 48 hours after dosing. VTP-38443 treatment significantly increased the excretion of labeled cholesterol at both doses, indicating an increase in RCT in the treated mice.

        Finally, we tested the ability of VTP-38443 to prevent cholesterol accumulation and decrease inflammation in a cholesterol rich plaque in an experimental mouse model of accelerated atherosclerosis. Animals were put on a high fat diet for two weeks. The left common carotid artery, an artery in the neck that supplies blood to the brain, was then surgically ligated and the mice continued the high fat diet for two additional weeks. Under these conditions, atherosclerotic lesions form within the ligated carotid artery characterized by an increase in cholesteryl esters as well as an increase in vascular inflammation, both characteristics of an unstable atherosclerotic plaque. VTP-38443 was orally administered to these mice starting at the time of ligation surgery, and as shown in Figure 25 below, it produced a significant, dose-dependent decrease in cholesteryl esters at all doses, while demonstrating minimal change in TGs. In addition, vascular inflammation was diminished at all doses as evidenced by a decrease in the FDG-6-phosphate, an indirect marker of vascular inflammation. As such, VTP-38443 had a significant and potent anti-atherosclerotic effect in this experimental model of an unstable atherosclerotic plaque.

Figure 25: VTP-38443 significantly decreased carotid cholesteryl ester content and vascular inflammation in a mouse model of experimental atherosclerosis.

        VTP-38443 was administered via oral and intravenous routes in rats and cynomolgus monkeys to assess its pharmacokinetics. VTP-38443 was well absorbed in both species with approximately 50%

bioavailability, and it exhibited a half-life which we believe is consistent with once-a-day dosing in humans.

Development Plans

        VTP-38443 is currently in preclinical development and we have successfully completed dose ranging toxicology studies. We anticipate completing the necessary preclinical studies and filing an IND in the first quarter of 2016, with Phase 1 clinical trials commencing thereafter. We expect that the single and multiple ascending dose Phase 1 clinical trials will be performed in healthy volunteers, and, in addition to assessing safety, tolerability, and pharmacokinetics, gene induction markers of RCT and inflammation will be analyzed.

Immuno-Oncology Program

        We have initiated several early stage discovery programs, including one focused on developing small molecule immuno-modulators for treating cancer. The goal of cancer immunotherapy is to harness the human immune system and direct it against the cancer to achieve durable responses or complete eradication of disease. The genetic and cellular changes that are present in most cancers provide the immune system with new antigens to generate tumor-directed T cells that can recognize and kill these cancer cells. However, the presence of immune suppressive factors from the cancer cells or in response to the cancer cells in the tumor micro-environment blunts an effective immune response, allowing tumors to escape immune-mediated clearance. The key to success in cancer immunotherapy is the ability to overcome tumor-induced mechanisms that antagonize the function of the immune system and limit its capacity to clear the tumors.

        Cancer immunotherapy has been a focus of the pharmaceutical industry and academia over the last several years due to the publicly disclosed clinical successes that immune activation has had in treating many tumor types. There is an emerging class of cell checkpoint blockers being developed by multiple pharmaceutical companies to treat cancer by targeting immune checkpoints, which are inhibitory signaling pathways that switch off T cells. These inhibitory pathways are upregulated in the tumor microenvironment, allowing cancers to actively suppress tumor infiltrating T cells and escape targeting. The first clinical success with checkpoint blockade was seen with Yervoy, an antibody shown to bind to and block the signaling of CTLA-4, an inhibitory protein on the T cell surface developed by BMS. Other companies have generated even more promising clinical results with antibodies targeting other checkpoint inhibitor pathway components (e.g. PD-1, Tim-3, LAG-3), with PD-1 blockers from Merck (pembrolizumab) and BMS (nivolumab) recently receiving FDA marketing approval. In addition to checkpoint blockers, a number of complementary approaches are being pursued clinically by other pharmaceutical companies, including novel vaccination strategies, adoptive T cell therapies and direct activation of T cell co-stimulatory pathways.

        With the initial success of BMS's anti-CTLA-4 directed therapies, the list of potential "checkpoint" modulators has continued to expand. A number of small molecular weight metabolites have been identified by others as potential immuno-modulators. These metabolites, which are generated by cells in the tumor microenvironment, directly suppress T cell function or activate immune suppressive mechanisms. The ability to inhibit the enzymes that generate these metabolites with small molecule drugs represents a new approach to tumor immunotherapy.

        As clinical experience grows with immuno-therapeutics, both preclinical and clinical studies in the published scientific literature suggest that combination regimens are likely to be the dominant route for development of agents in this area. This applies not only to combinations with other newer agents, but also with conventional therapies such as radiotherapy, surgery and chemotherapy, and multiple groups have demonstrated the potential for additivity or synergy of these combinations to promote broader and more durable responses. Regimens targeting multiple, discrete pathways to activate tumor immunity have the potential to improve patient outcomes dramatically.

        Using our Contour platform, we discovered certain potential compounds that bind to and inhibit our target protein which are candidates to develop within our immuno-oncology program. We plan to conduct preclinical animal studies to optimize these compounds and confirm that they are active.

Contour—Our Structure-Based Drug Design Platform

  Traditional Discovery Approach Compared to Contour

        Small molecule drugs continue to represent the majority of drug approvals in the United States. In 2014, the FDA approved 30 small molecule drugs out of 41 new drug approvals. Small molecule drugs interact with a target molecule, typically a protein, either to induce or to inhibit that molecule's function within the human body. Traditionally, small molecule drugs have been discovered through the screening of thousands to millions of compounds from existing chemical libraries against a predictive biological assay for a disease target. Under this method of small molecule drug discovery, molecules or potential drugs are inspected one at a time and modeled or docked by a scientist. We believe that traditional small molecule drug discovery is an inefficient, costly and time-consuming process due in part to:

  •
  the use of molecules that have been generated based on targets other than the one of interest;

  •
  the absence of high affinity molecules from the library;

  •
  the need for each molecule in a library for docking to be assessed in the many different shapes, or confirmations, in which the molecule can exist, which can multiply the potential number of molecules to be docked to over a trillion members which vastly increases the complexity of the assessment; and

  •
  the lack of a high quality scoring function, which is a computer program that predicts how tightly a molecule will bind to the active site on a protein, resulting in docking experiments of questionable reliability.

        By contrast, we are developing pharmaceutical product candidates through the use of our proprietary, structure-based drug design platform called Contour. The Contour platform combines our proprietary drug design and modeling software program with a proprietary directional model-based fast and accurate scoring function. Our experienced multi-disciplinary scientific staff integrates these features with the disciplines of x-ray crystallography, molecular modeling, medicinal chemistry and biology in order to create a rapid, iterative structure-based design and optimization process. We believe Contour enables our drug discovery process to be more efficient than traditional pharmaceutical approaches because it allows us to rationally design or alter chemical compounds to specifically interact with the targeted protein by computationally growing and scoring small molecules in a three dimensional structure of a target protein. We believe that the algorithms in Contour increase the chances for the discovery of potent and selective compounds for protein targets, and enable us to successfully pursue difficult-to-drug targets. Moreover, we believe that Contour accelerates optimization of lead compounds, since modification of a compound may be undertaken with knowledge of the relationship between the compound's structure and its desired biological effect, rather than through experimentation after randomly generated modifications to that compound.

  Contour Discovery Process

        Our discovery process is summarized in Figure 26 below.

Figure 26: Contour discovery process.

        We select drug targets that are implicated in diseases that represent large market opportunities where there are significant unmet medical needs and where the target has validated biology but has been difficult-to-drug. We believe that our proprietary drug discovery platform Contour provides a competitive advantage in solving difficult-to-drug targets, or those that have not been successfully solved using conventional high throughput library screening and optimization. We believe targets with validated biology, achieved through genetics, animal data and direct clinical experience, increases the probability of success of our discoveries. We frequently rely on mouse gene knock-out models or human genetic diseases for target validation. We combine the experience and judgment of our internal scientific leadership team with that of outside key scientific thought leaders to finalize the selection of a new therapeutic target to pursue.

        We believe that the proprietary software component of our Contour platform represents a compelling de novo design approach to drug discovery because it increases the probability of successfully generating novel molecules that best fit into a protein binding site, as compared to the traditional human-guided computational methods. Our Contour platform allows for the creation of novel, drug-like molecules by assembling synthetically viable fragments in a protein binding site using a high-resolution x-ray crystal structure or homology model of the protein. As shown in Figure 27 below, our Contour platform does this by virtually growing drug-like molecules by assembling fragments in well-defined binding pockets. Dynamic Fragment Selection, or DFS, is a novel component of Contour that uses the physical characteristics of the binding site in selecting complementary fragments during the growth process. Contour's proprietary artificial intelligence experientially optimizes performance in subsequent iterations. We believe that DFS avoids the limitations of the standard growth and scoring approach since it generates molecules by dynamically selecting only a subset of the fragment library that best matches the shape and features of a given pocket in the target binding site. Contour also provides a 3-dimensional representation of the small molecule bound to the binding site of the target protein and the optimal rotational position, or rotamer, of a fragment attached by a single, rotatable bond to the rest of the compound. In greater than 90% of the cases, this representation is nearly identical to the structural information obtained by x-ray crystallography.

Figure 27: Our discovery process and illustration of the molecule assembly process by the Contour growth algorithm.

        The grown molecules are then scored by our proprietary empirical scoring function. The Contour scoring function is based on a directional contact model in which both distance and orientation are used to characterize interactions. The directional model captures the close, basic molecular interactions such as hydrogen bond, short-range electrostatic repulsion, non-polar interaction and desolvation effect. The score produced by Contour provides a prediction of the binding affinity or potency of enzyme inhibition. The Contour scoring function allows us to rank order grown molecules and helps identify those that have a high probability of exhibiting activity against the protein target of interest. The final Contour score is approximately equivalent to pKi (-logKi). For example, scores of 6.0, 7.0, 8.0, 9.0, and 10.0 correspond to binding constants of 1000, 100, 10, 1.0, and 0.1 nM, respectively.

        As compared to other software programs used to predict protein-ligand binding affinities, we believe that Contour's is amongst the most effective at accurately predicting potency and position of a molecule in the protein binding site. This enables our team of drug discovery scientists to rapidly improve and optimize drug molecules.

        The robust performance of the Contour scoring function, the incorporation of interaction terms and a scoring function that is effective at scoring protein-ligand complexes across multiple classes of protein targets, provides a method for our modelers and chemists to confidently identify new molecules that interact with target proteins. The Contour growth algorithm and scoring function has enabled us to successfully and rapidly identify potent small molecules, accurately predict and experimentally solve atomic level structures of them in target proteins, generate compounds that bind to the target protein, and optimize those compounds to produce product candidates.

        Once the computationally designed compounds with the highest predicted binding affinity have been identified and prioritized by our modelers and chemists, our chemists synthesize these priority compounds. Synthesized compounds are assayed in a set of biochemical and cell based assays to determine binding affinity and activity against the molecular target. The pharmacokinetics of the synthesized compounds are determined in mice or rats. In parallel to the testing, the compound is co-crystallized with the target protein, and the structure of the compound bound to protein is determined. Once these data are obtained, frequently within two weeks of the initial synthesis of the compound, the combined team of modelers, chemists and biologists meet to assess the results and decide on the specific objectives for the next iterative cycle of the drug discovery process.

        The efficiency and quality of this discovery process are exemplified by the speed at which important milestones have been reached for these challenging targets. As shown in Figure 28 below, by leveraging our Contour platform and through the efforts of our accomplished drug discovery scientists, we have in the case of each of our discovery programs been able to rapidly overcome the obstacles of the target and obtain novel compounds in 7 months or less and animal proof-of-concept with oral dosing in 16 months or less.

(1)
We voluntarily halted our plans to conduct a Phase 2 clinical trial for this former product candidate following the release of clinical data from another pharmaceutical company that would have required us to significantly increase the scope, scale and duration of clinical trial work to obtain regulatory approval.

Figure 28: Time to develop a novel chemistry solution and achieve animal proof-of-concept.

Collaborations

        We currently have two collaborations with BI relating to VTP-34072, for the treatment of type 2 diabetes, and BI 1147560, for the treatment of Alzheimer's.

  11b HSD1

        On October 2, 2007, 21 months after initiating our 11b HSD1 program, we entered into a research collaboration and license agreement with BI, or the 11b Agreement, under which the companies agreed to combine their respective 11b HSD1 programs and to work together to identify and develop compounds for patients with type 2 diabetes and certain related metabolic disease conditions, such as dyslipidemia. As of December 31, 2014, we have received $80.2 million from BI since 2007 related to the 11b Agreement, including a $15 million equity investment, $22.2 million in upfront fees and research funding and $43 million in development milestones. In addition, we are eligible to receive up to $272.0 million in additional milestone payments based on the achievement of pre-specified events, including up to $147.0 million in development and regulatory milestone payments and up to $125.0 million in commercialization milestone payments. We are also eligible to receive tiered royalty payments from BI, ranging from the upper single digits up to the low double digits percentages, based on the net sales of potential future products, subject to certain reductions. We have the option to participate in funding the Phase 3 clinical trials in exchange for increased royalties of approximately 0.1% per 1.0% of such funding that we provide. BI's obligation to pay the royalties continues on a country-by-country and product-by-product basis for the later of ten years following the first commercial sale of such product in such country, or as long as the product is covered by any of the patents licensed to BI under the agreement or any of the patents controlled by BI as of the effective date thereof. We are also eligible to receive 50% of the aforementioned milestone payments for any subsequent products and for any additional indications of a product to achieve those milestones.

        Under the terms of the 11b Agreement, BI has the worldwide exclusive license to use certain of our patents and other intellectual property assets to develop and commercialize 11b HSD1 inhibitors for the treatment of the indications referred to above. BI will control and is responsible for the expenses of the preclinical and clinical development and commercialization of the product candidates resulting from the collaboration. We are responsible for carrying out certain activities relating to the identification, synthesis, characterization and optimization of compounds pursuant to an agreed-upon research plan and received research funding from BI in connection with those activities. The 11b Agreement included an initial set of diligence obligations and initial development timelines which were based on the parties' best judgment of the anticipated timing of certain research and development activities. Due to the uncertainties associated with drug discovery and development, these obligations and development timelines have not been achieved on the original anticipated schedule. We anticipate that future development obligations may also be achieved later than initially planned. The 11b Agreement gives us the right to terminate the 11b Agreement if these diligence obligations are not met. However, we have not exercised this right and do not currently plan to do so. We are working collaboratively with BI to progress the 11b program toward our desired clinical end points. We also have the right, subject to the approval of the joint steering committee established pursuant to the 11b Agreement, to use our patents and other intellectual property as licensed to BI as well as certain patents and other intellectual property assets of BI worldwide to develop and commercialize any particular 11b HSD1 inhibitor that BI has not selected as a development candidate in accordance with the criteria agreed upon by the parties, for the treatment of indications other than those referred to above.

        We have entered into three amendments to the 11b Agreement: the first in October 2007, the second in February 2012, and the third in February 2014. The first amendment clarified the scope regarding the parties' rights to use certain intellectual property. The second amendment identified additional back-up compounds for potential development and described the clinical development of such back-up compounds. In addition, in the second amendment we agreed with BI to divide a development milestone contained in the original agreement into two separate development milestones. There was no change to the aggregate potential development milestone payments. The amendment was made based on the parties' agreement that the first patient being dosed in a Phase 2 clinical trial would demonstrate sufficient progress to trigger partial payment of the original milestone amount. Pursuant to the changes made in the second amendment, we received a $6.0 million milestone payment from BI in the third quarter of 2014 as a result of the first patient having been dosed in the Phase 2 clinical trial. We would not otherwise have been entitled to such milestone payment in connection with the Phase 2 clinical trial currently being conducted by BI. The third amendment clarified ownership of compounds created during the research term of the agreement. There was no incremental monetary consideration provided by either party in connection with the execution of any of these amendments.

        Either party may terminate the 11b Agreement following an uncured material breach by the other party; however, we may not terminate the agreement following the first sale of a product in certain major markets except in the event of certain breaches by BI of its payment obligations under the 11b Agreement. If BI terminates the agreement due to our material breach, then, except in certain circumstances, we would continue to be eligible to receive royalty and milestone payments under the agreement. After the completion of the research phase of the collaboration, BI also has the right to terminate the 11b Agreement in its entirety or on a product-by-product basis without cause, in which case we would obtain certain exclusive rights to develop and commercialize the terminated products for the treatment of indications referred to above.

  BACE

        On June 4, 2009, 18 months after initiating our BACE program, we entered into a second research collaboration and license agreement with BI, or the BACE Agreement under which the companies agreed to work together to identify and develop BACE inhibitors for the treatment of Alzheimer's. As of December 31, 2014 we have received $78.2 million from BI related to BACE including a $15 million equity investment, $34.2 million in upfront fees and research funding and $29 million in development milestones. In addition, we are eligible to receive up to $326.0 million in additional milestone payments based on the achievement of pre-specified events, including up to $176.0 million in development and regulatory milestone payments and up to $150.0 million in commercialization milestone payments. We were previously developing BI 1181181 in collaboration with BI, however, BI has determined to advance BI 1147560 in lieu of continuing development of BI 1181181. We are, therefore, eligible to receive 50% of the milestone payments for any milestones previously achieved by BI 1181181 upon the achievement of such milestones by BI 1147560 and 100% of the milestones satisfied by BI 1147560 which were not previously achieved by BI 1181181. We are also eligible to receive 50% of the aforementioned milestone payments for any subsequent products and for any additional indications of a product to achieve those milestones. We are also eligible to receive tiered royalty payments from BI, ranging from the upper single digits up to the low double digits percentages, based on the net sales of potential future products, subject to certain reductions. We have the option to participate in funding the Phase 3 clinical trials in exchange for increased royalties of approximately 0.1% per 1.0% of such funding that we provide. BI's obligations to pay the royalties continues on a country-by-country and product-by-product basis for the later of ten years following the first commercial sale of such product in such country, or as long as such product is covered by patents licensed to BI under the agreement or any of the patents controlled by BI as of the effective date of the BACE Agreement.

        Under the terms of the agreement, BI has the exclusive, worldwide license to use certain of our patents and other intellectual property assets to develop and commercialize BACE inhibitors. BI will control and is responsible for the expenses of preclinical and clinical development and commercialization of the product candidates resulting from the collaboration. We are responsible for carrying out certain activities relating to the identification, synthesis, characterization and optimization of compounds pursuant to an agreed-upon research plan and received research funding from BI in connection with those activities. The BACE Agreement included an initial set of diligence obligations and initial development timelines which were based on the parties' best judgment of the anticipated timing of certain research and development activities. Due to the uncertainties associated with drug discovery and development, these obligations and development timelines have not been achieved on the original anticipated schedule. We anticipate that future development obligations may also be achieved later than initially planned. The BACE Agreement gives us the right to terminate the BACE Agreement if these diligence obligations are not met. However, we have not exercised this right and do not currently plan to do so. We are working collaboratively with BI to progress the BACE program toward our desired clinical end points. If a particular BACE inhibitor is not advanced to the development phase, subject to the approval of the joint steering committee established pursuant to the BACE Agreement, we have the right to use our patents and other intellectual property assets licensed to BI as well as certain patents and other intellectual property assets of BI to develop and commercialize that BACE inhibitor for indications other than those referred to above.

        We have entered into three amendments to the BACE Agreement: the first in June 2011, the second in December 2012, and the third in December 2013. The June 2011 amendment clarified the description of technical attributes for a compound to guide candidate selection for advancement in the parties' then-current research plan; and did not modify any financial terms. The December 2012 amendment expanded the Core Indication definition to include diabetes and metabolic disease. In accordance with that amendment, we were obligated to provide twelve months of research contributions at no cost to, and at the option of, BI, with such contributions to be completed no later than June 30, 2014. Under the terms of the December 2012 amendment, we received an upfront, nonrefundable, execution fee of $4 million, but no other additional payments. The timing of other payments as defined in the original agreement was not changed by the December 2012 amendment. In the December 2012 amendment, BI agreed that the first satisfaction of the Candidate Feasibility milestone with respect to one of the expanded Core Indications would trigger a $2.0 million milestone payment. This milestone was not satisfied prior to the December 2013 amendment. The December 2013 amendment confirmed the achievement of a $14 million milestone payment owed upon the initiation of Phase 1 studies and was consistent with the terms of the original agreement, which payment was subsequently received by us. The December 2013 amendment also reduced the $2.0 million milestone payment for the first satisfaction of the Candidate Feasibility milestone with respect to one of the expanded Core Indications identified in the December 2012 amendment to a $1.0 million milestone payment. This milestone has not been satisfied as of December 31, 2014. There was no incremental monetary consideration provided by either party in connection with the execution of the June 2011 or December 2013 amendments.

        Either party may terminate the BACE Agreement following an uncured material breach by the other party; however, we may not terminate the BACE Agreement following the first sale of a product in certain major markets except in the event of certain commercial conflicts or breaches by BI of its payment obligations to us under the BACE Agreement. If BI terminates the BACE Agreement due to our material breach, then, except in certain circumstances, we would continue to be eligible to receive royalty and milestone payments under the BACE Agreement. After the research phase is complete, BI also has the right to terminate the BACE Agreement in its entirety or on a product-by-product basis, in which case we would obtain certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer's, diabetes or metabolic disease.

Intellectual Property

        Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates, our core technologies, and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary or intellectual property rights. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and in foreign jurisdictions related to our proprietary technology and product candidates. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.

        We file patent applications directed to the composition of matter and methods of use for our product candidates. As of December 31, 2014, we owned, solely or jointly, 27 issued patents and 26 pending applications in the United States, 114 issued patents and 240 pending applications in foreign jurisdictions, and 3 pending international applications filed under the Patent Cooperation Treaty, or PCT. These patents and pending applications cover the most advanced product candidates, as well as related compounds active against the clinical targets of interest. Of these, 2 issued patents and 12 pending applications in the United States, 13 issued patents and 98 pending applications in foreign jurisdictions, and 1 pending international application filed under the PCT cover compositions of matter or methods of use of the most advanced product candidates. The technology underlying solely owned patents and patent applications has been developed by us and was not acquired from any in-licensing agreement. The intellectual property portfolios for our key product candidates as of December 31, 2014 are summarized below.

  •
  11b HSD1—Type 2 Diabetes:  Our most advanced 11b HSD1 inhibitor compound for our type 2 diabetes program, VTP-34072, is in clinical development in partnership with BI. The VTP-34072 portfolio includes one issued patent in the United States, one pending patent application in the United States, three issued patents in foreign jurisdictions, and 36 pending patent applications in foreign jurisdictions including Europe, Japan, Taiwan, Canada, Australia, Brazil, China and India. These properties, which are jointly owned by us and BI, include claims directed to the compound VTP-34072, VTP-34072 as a member of a class of related compounds, and methods of using these compounds to treat type 2 diabetes mellitus. The granted patents and any patents that may grant from the pending applications will expire in November 2030, not including possible extensions. The U.S. patent claiming the compound VTP-34072, VTP-34072 as well as a number of related compounds, and methods of using these compounds to treat type 2 diabetes mellitus, received additional patent term (patent term adjustment) from the U.S. Patent and Trademark Office, or USPTO, due to the USPTO delay, and as a result will expire in September 2031, not including possible additional extensions that it may receive for regulatory delay (patent term extension).

  •
  BACE—Alzheimer's Disease:  BI 1147560 is in development in partnership with BI for our BACE program. The portfolio for this compound includes one issued patent and 2 pending patent applications in the United States, and 10 issued patents and 66 pending patent applications in foreign jurisdictions. These properties, which are jointly owned by us and BI, include claims directed to BI 1147560, and methods of using the compound to treat Alzheimer's. In addition, a U.S. patent providing specific coverage of BI 1147560 was granted in March 2015. Any patents that may issue from the later filed, pending applications for the compound will expire in March 2033, not including possible extensions due to patent office or regulatory delay.

  •
  RORgt—Autoimmune Disease:  Our most advanced RORgt inhibitor compound for our autoimmune disease program, VTP-43742, is claimed in a U.S. provisional application filed in February 2014, and in a subsequent U.S. provisional application filed in March 2014. These U.S. provisional applications include claims to VTP-43742 as a member of a class of related compounds and methods of using these compounds to treat various indications. These U.S. provisional applications will allow for the filing of patent applications and pursuit of patents on a worldwide basis. Any patents that may issue from these applications will expire in February 2035, not including possible extensions due to patent office or regulatory delay.

  •
  LXRb—Atopic Dermatitis:  Our selective agonist compound for our atopic dermatitis program, VTP-38543, is claimed in applications pending in 15 jurisdictions, including the U.S., Europe, Japan, Canada, Australia, Brazil, China and India. These applications include claims to VTP-38543 as a member of a class of related compounds and methods of using these compounds to treat various indications, including atopic dermatitis. Any patents that may grant from these applications will expire in March 2033, not including possible extensions.

  •
  LXRb—Acute Coronary Syndrome:  Our most advanced LXRb selective agonist compound for our ACS program, VTP-38443, is claimed in applications pending in 15 jurisdictions, including the U.S., Europe, Japan, Canada, Australia, Brazil, China and India. These applications include claims to VTP-38443 as a member of a class of related compounds and methods of using these compounds to treat various indications. Any patents that may issue from these applications will expire in March 2033, not including possible extensions due to patent office or regulatory delay.

        The PCT is an international patent law treaty that provides a unified procedure for filing a single initial patent application to seek patent protection for an invention simultaneously in each of the member states. Although a PCT application is not itself examined and cannot issue as a patent, it allows the applicant to seek protection in any of the member states through applications to the national or regional patent offices of the individual countries in which the applicant wants to secure a patent, which are referred to as "national-phase" applications. Once the applicant enters the national phase, each national or regional patent office concerned begins the process of determining whether to grant a patent in the applicable country or region. Patents based on PCT national-stage applications are granted on a country-by-country basis. The grant of a patent from a PCT national-phase application in a particular member state does not provide any patent rights in any other PCT member state. However, with respect to regional offices under the PCT, such as the European Patent Office, once a patent has been granted by the regional office, the patent can be nationalized and made enforceable in each member country of the regional office without further examination.

        The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the U.S., the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the U.S., a patent's term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each product candidate and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

        With respect to Contour, our proprietary structure-based drug discovery platform, we consider trade secrets and know-how to be our primary intellectual property.

Competition

        The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions.

        Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or that may be necessary for, our programs.

        The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

        Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drugs that we may develop. Our competitors also may obtain

FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of a lower cost alternative for the indication, including generic drugs. Generic drugs for the treatment of the indications on which we currently plan to initially focus are currently on the market, and additional drugs are expected to become available on a generic basis over the coming years. If we obtain marketing approval for our product candidates, we expect that they will be priced at a significant premium over competitive generic drugs.

        While our product candidates may compete with many existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates will not be competitive with them. Some of the currently-approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely-accepted by physicians, patients and third-party payors.

        If our product candidates are approved, they will compete with currently marketed drugs and potentially with product candidates currently in development focusing on the same mechanism of action which include:

  •
  11b HSD1:  We believe that Roche Holding AG is studying its 11b HSD1 inhibitor in clinical trials.

  •
  BACE:  We believe that Merck & Co., AstraZeneca PLC in collaboration with Eli Lilly and Company, and Eisai Co., Ltd. in collaboration with Biogen Idec are studying BACE inhibitors in clinical trials.

  •
  RORgt:  We believe that a number of companies including large pharmaceutical companies and large biotech companies are actively assessing RORgt inhibitors in preclinical studies.

  •
  LXRb:  We believe that Alexar Therapeutics, Inc. is developing an LXRb inhibitor for dermatologic conditions.

Manufacturing

        We do not have any manufacturing facilities or personnel. We rely on third parties for the manufacture of our product candidates for preclinical studies and clinical trials, as well as the commercial manufacture if our product candidates receive marketing approval. We obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. For all of the product candidates being developed by us, we intend to identify and qualify additional manufacturers to provide the active pharmaceutical ingredient, or API, and fill-and-finish services prior to seeking regulatory approval. BI is responsible for the manufacture of API and fill-and-finish services for the 11b HSD1 and BACE programs.

        All of our product candidates are small molecules and are manufactured in reproducible synthetic processes from readily available starting materials. We believe the chemistry is scalable and will not require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

Commercialization

        For certain of our unpartnered product candidates, we expect to retain U.S. commercial rights in specialty markets and establish regional partnerships to commercialize outside the United States. We have not established sales, marketing or product distribution operations because our most advanced product candidates are still in preclinical or early clinical development. We currently do not have any sales or marketing experience. We plan to establish the required capabilities within an appropriate time frame ahead of any product approval and commercialization to support a product launch. As per our agreements with BI, we expect them to commence the commercialization activities with their sales and marketing organization upon regulatory approval for both of the licensed programs.

Government Regulation and Product Approval

        Governmental authorities in the United States, at the federal, state and local level, and analogous authorities in other countries extensively regulate, among other things, the research, development, testing, manufacture, safety surveillance, efficacy, quality control, labeling, packaging, distribution, record keeping, promotion, storage, advertising, distribution, marketing, sale, export and import, and the reporting of safety and other post-market information of products such as those we are developing. Our product candidates must be approved by the FDA through the New Drug Application, or NDA, process before they may be legally promoted in the United States and by the European Medicines Agency through the Marketing Authorization Application, MAA, process before they may be legally marketed in Europe. Our product candidates will be subject to similar requirements in other countries outside of Europe and the United States prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and resources.

United States Government Regulation

  NDA Approval Processes

        In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, and the FDA's implementing regulations. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

  •
  completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA's good laboratory practice regulations;

  •
  in the case of clinical trials conducted in the United States, submission to the FDA of an IND which must take effect before clinical trials may begin;

  •
  in the case of clinical trials conducted in the United States, approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

  •
  performance of adequate and well-controlled clinical trials in accordance with good clinical practice, or GCP, regulations to establish the safety and efficacy of the proposed drug product for each indication;

  •
  preparation and submission to the FDA of an NDA;

  •
  review of the product by an FDA advisory committee, where appropriate or if applicable;

  •
  satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product or its components are produced to assess compliance with current good manufacturing practices, or cGMP, regulations and to assure that the facilities, methods and controls are adequate to preserve the product's identity, strength, quality and purity;

  •
  payment of user fees and securing FDA approval of the NDA; and

  •
  compliance with any post-approval requirements, including potential requirements for a risk evaluation and mitigation strategies and post-approval outcomes studies required by the FDA.

        Once a pharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Preclinical studies include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. Clinical trials are required to be conducted in compliance with the rules and regulations of the countries in which they are being conducted. In the case of clinical trials conducted in the United States, an IND is required to be submitted to the FDA prior to commencing the trial. An IND sponsor must submit the results of the preclinical studies, together with manufacturing information and analytical data, to the FDA as part of the IND. Some preclinical studies may continue even after the IND is submitted. In addition to including the results of the preclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND, and may affect one or more specific clinical trials or all clinical trials conducted under the IND.

        All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with cGCP regulations. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure, or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. An institutional review board, or IRB, at each institution participating in the clinical trial must review and approve the protocol before the clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each research subject or the subject's legal representative, monitor the study until completed and otherwise comply with IRB regulations.

        Clinical trials are typically conducted in three sequential phases that may overlap or be combined:

  •
  Phase 1.  The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some products for severe or life-threatening diseases, such as cancer, and especially when the product may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients who already have the condition.

  •
  Phase 2.  Clinical trials are performed on a limited patient population intended to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  •
  Phase 3.  Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product approval and labeling claims.

        Clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA or the sponsor may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, which is called the clinical monitoring board or data safety monitoring board. This group provides authorization for whether or not a trial may move forward at designated check points. These decisions are based on the limited access to data from the ongoing trial.

        During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical trial results and present their plans for the pivotal Phase 3 clinical trial or trials that they believe will support the approval of the new drug. Sponsors may also request a Special Protocol Assessment, or SPA, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

        According to published guidance on the SPA process, a sponsor that meets the prerequisites may make a specific request for an SPA and provide information regarding the design and size of the proposed clinical trial. The FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began.

        Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing commercial quantities of the product in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug and the manufacturer must develop methods for testing the quality, purity and potency of the drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its proposed shelf-life.

        The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The FDA reviews all NDAs submitted for a period of 60 days to ensure that they are sufficiently complete for substantive review before it accepts them for filing. It may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

        Once the submission is accepted for filing, the FDA begins an in-depth review. NDAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA's goal for taking action on the NDA from ten months to six months from FDA filing of the NDA. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval and issue a complete response letter.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested.

  Post-approval Requirements

        Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA and other governmental agencies, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

        Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with GMP regulations and other laws. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

        Failure to comply with the applicable U.S. requirements at any time during the product development process or approval process, or after approval, may subject us to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

  •
  refusal to approve pending applications;

  •
  withdrawal of an approval;

  •
  imposition of a clinical hold;

  •
  warning letters;

  •
  product seizures;

  •
  total or partial suspension of production or distribution; or

  •
  injunctions, fines, disgorgement, or civil or criminal penalties.

        The FDA strictly regulates the marketing, labeling, advertising and promotion of drug products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

        From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often issued revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be issued or changed or what the impact of such changes, if any, may be.

Regulation Outside of the United States

        In addition to regulations in the United States, we will be subject to regulations of other countries governing our business activities, including, our clinical trials and the commercial sale and distribution of our products. Even if we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, or EU, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing and promotion, pricing and reimbursement vary greatly by geographic region, and the time may be longer or shorter than that required for FDA approval.

        Under EU regulatory systems, a company may submit a MAA either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders or diabetes and optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessments report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

Other Healthcare Laws

        Although we currently do not have any products on the market, if our drug candidates are approved and we and our partners begin commercialization, we and/or our partners may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting and physician sunshine laws. Our pre-commercial activity is subject to some of these laws, such as the laws relating to privacy and security, and anti-kickback laws described below, among others.

        The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term "remuneration" has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. Violations of this law are punishable by up to five years in prison, and can also result in criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs.

        Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

        The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Entities can be held liable under these laws if they are deemed to "cause" the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, or for providing medically unnecessary services or items. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

        The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

        The civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

        Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws.

        Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we intend to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject. BI currently maintains a Code of Conduct and Corporate Integrity for its U.S. operations. Although the development and implementation of compliance programs designed to establish internal controls and facilitate compliance can mitigate the risk of investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated. If our operations or those of our partners are found to be in violation of any of such laws or any other governmental regulations, we or our partners may be subject to penalties, including, without limitation, administrative civil, and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and individual imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

        HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to "business associates", namely independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.

        The Affordable Care Act imposed, among other things, new annual reporting requirements for covered manufacturers for certain payments and "transfers of value" provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for "knowing failures." Covered manufacturers were required to begin collecting data on August 1, 2013 and submit reports on aggregate payment data to the government for the first reporting period (August 1, 2013 - December 31, 2013) by March 31, 2014, and were required to report detailed payment data for the first reporting period and submit legal attestation to the completeness and accuracy of such data by June 30, 2014. Thereafter, covered manufacturers must submit reports by the 90th day of each subsequent calendar year.

        More generally, the Affordable Care Act has had, and is expected to continue to have, a significant impact on the healthcare industry. The Affordable Care Act was designed to expand coverage for the uninsured while at the same time containing overall healthcare costs. With regard to pharmaceutical products, among other things, the Affordable Care Act expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. We cannot predict the impact of the Affordable Care Act on pharmaceutical companies, as many of the reforms require the promulgation of detailed regulations implementing the statutory provisions, some of which has not yet occurred. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

Coverage and Reimbursement

        Sales of our products will depend, in part, on the extent to which the costs of our products will be covered by third-party payors, such as government health programs, private health insurers and managed care organizations. Third-party payors generally decide which drugs they will cover and establish certain reimbursement levels for such drugs. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of our product candidates will therefore depend substantially on the extent to which the costs of our product candidates will be paid by third-party payors. Additionally, the market for our product candidates will depend significantly on access to third-party payors' formularies without prior authorization, step therapy, or other limitations such as approved lists of treatments for which third-party payors provide coverage and reimbursement. Additionally, coverage and reimbursement for therapeutic products can differ significantly from payor to payor. One third-party payor's decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

        Third-party payors are developing increasingly sophisticated methods of controlling healthcare costs and increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approved as a benefit under their plans or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis. Decreases in third-party reimbursement for our products once approved or a decision by a third-party payor to not cover our products could reduce or eliminate utilization of our products and have a material adverse effect on our sales, results of operations and financial condition. In addition, state and federal healthcare reform measures have been and will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

        In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, reimbursement and pricing for products launched in the EU do not follow those of the United States and generally tend to be significantly lower.

Employees

        As of December 31, 2014, we employed 52 employees, 50 of whom are full-time and engaged in research and development activities, operations, finance, business development and administration, and 27 of our employees hold doctorate degrees (Ph.D., M.D. or PharmD.). None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our Corporate Information

        We were incorporated in Delaware in May 2001. Our principal executive offices are located at 502 West Office Center Drive, Fort Washington, Pennsylvania 19034 and our telephone number is (215) 461-2000. Our website address is www.vitaepharma.com. The inclusion of our website address in this prospectus is, in each case, intended to be an inactive textual reference only and not an active hyperlink to our website. The information contained in, or that can be accessed through, our website is not part of this prospectus.

Available Information

        Our Annual Reports on 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.vitaepharma.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the "SEC"). Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K or in deciding whether to purchase shares of our common stock. These reports are also available at the SEC's Internet website at www.sec.gov. The public also may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

        A copy of our Code of Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Governance Committee are posted on our website, www.vitaepharma.com, and are available in print to any person who requests copies by contacting Vitae by calling (215) 461-2000 or by writing to Vitae, Inc., 502 West Office Center Drive, Fort Washington, Pennsylvania 19034.

Item 1A.    RISK FACTORS

        You should carefully consider the risk factors set forth below as well as the other information contained in this Annual Report on Form 10-K and in our other public filings in evaluating our business and prospects. Any of the following risks could materially and adversely affect our business, prospects, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, prospect, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline and you could lose all or part of your investment.

Risks Related to Our Financial Position and Capital Needs

We have incurred substantial operating expenses in every year since our inception and anticipate that we will continue to incur substantial operating expenses for the foreseeable future. We may never achieve profitability from product sales.

        We are a clinical stage biotechnology company with no product sales to date. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred substantial operating expenses in every period since our inception in 2001. With the exception of collaboration revenues from programs that we partnered, we have no revenues. For the years ended December 31, 2014, 2013 and 2012, we had operating expenses of $27.2 million, $20.3 million and $20.8 million, respectively. As of December 31, 2014, we had an accumulated deficit of $130.0 million. Our operating expenses have resulted principally from costs incurred in our discovery, research and development activities.

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

        To date, we have not generated any revenues from commercial sales of our product candidates. Our ability to generate product revenue depends upon our ability, alone or with our partners, to successfully commercialize products, including any of our current product candidates or other product candidates that we may develop, in-license or acquire in the future. We do not anticipate generating revenue from the sale of products for the foreseeable future. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our or our partners' ability to:

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

  •
  achieve market acceptance for our or our partners' products, if any;

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

        As of December 31, 2014, our cash, cash equivalents and marketable securities were approximately $65.3 million. In addition, we raised $37.8 million, after deducting underwriting discounts and commissions and other offering expenses, on January 28, 2015, through the issuance and sale of 3,450,000 shares of common stock in a public offering. We believe that we will continue to expend substantial resources for the foreseeable future as we continue to develop VTP-43742, VTP-38543, VTP-38443, and any future product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, conducting preclinical studies and clinical trials, seeking regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

        BI pays all of the development, manufacturing and commercialization costs and certain patent costs in connection with the activities carried out under our 11b HSD1 and BACE collaborations. Other than those costs, our future capital requirements depend on many factors, some of which may be beyond our control, including:

  •
  the scope, progress, results and costs of researching and developing our other product candidates, and conducting preclinical studies and clinical trials;

  •
  the timing of, and the costs involved in, obtaining regulatory approvals for our other product candidates if clinical trials are successful;

  •
  the timing, receipt, and amount of milestone payments on product candidates developed under our 11b HSD1 and BACE collaborations;

  •
  the cost of commercialization activities for our other product candidates, if any of these product candidates is approved for sale, including marketing, sales and distribution costs;

  •
  if any product candidate developed under our 11b HSD1 and BACE collaborations receives regulatory approval, the timing, amount of sales and royalties thereon of each;

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

        Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from our most recent public offering of common stock in January 2015, will be sufficient to fund our projected operating requirements through the end of 2016. In addition, we would be entitled to receive a $7 million milestone payment from BI upon the first patient being dosed in a Phase 1 clinical trial on BI 1147560. Our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms to us.

        We may seek additional capital through a variety of means, including through private and public equity offerings, debt financings and strategic partnerships. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for VTP-43742, VTP-38543, VTP-38443 or other future product candidates or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of our initial public offering.

        Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe that, as a result of our initial public offering, our follow-on public offering in January 2015, our preferred stock financings and other transactions, we have experienced, or may experience, an "ownership change." We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2014, we had federal and state net operating loss carryforwards of approximately $84.2 million and $81.4 million, respectively, and federal research and development credits of approximately $6.0 million, which could be limited if we experience an "ownership change." Any such limitations would generally be equal to our equity value at the time of the ownership change multiplied by a risk-free rate of return published monthly by the IRS, which may result in greater tax liabilities than we would incur in the absence of such limitation. Such an increased liability could adversely affect our business, results of operations, financial condition and cash flow.

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

        Our product candidates are and will be subject to extensive governmental regulations relating to, among other things, development, clinical trials, manufacturing and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidates, we or our partners must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Clinical testing is expensive, time-consuming and uncertain as to outcome. For instance, in the first quarter of 2015, BI voluntarily placed VTP-37948/BI 1181181, or BI 1181181, on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. BI has since completed its analysis and concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI has decided to move forward with the development of a structurally different compound, BI 1147560. We or our partners may gain regulatory approval for VTP-34072, BI 1147560, VTP-43742, VTP-38543, VTP-38443, or other future product candidates in some but not all of the territories available or some but not all of the target indications, resulting in limited commercial opportunity for the approved product candidates, or we or they may never obtain regulatory approval for these product candidates.

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

  •
  imposition of a voluntary clinical hold by our partners or us or a clinical hold by regulatory agencies for any reason, including safety concerns or after an inspection of clinical operations or trial sites;

  •
  failure by CROs, other third parties or us or our partners to adhere to clinical trial requirements;

  •
  failure to perform in accordance with the FDA's good clinical practices, or GCP, or applicable regulatory guidelines in other countries;

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

        Delays, including delays caused by the above factors, can be costly and could negatively affect our or our partners' ability to complete a clinical trial. If we or our partners are not able to successfully complete clinical trials, we will not be able to continue development, obtain regulatory approval or commercialize our product candidates. We currently do not hold any active investigational new drug, or

IND, applications or clinical trial authorizations and are reliant at this time entirely upon BI for conduct of clinical trials for our two partnered programs.

Clinical failure may occur at any stage of clinical development, and because our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

        Our early encouraging preclinical results for VTP-43742, VTP-38543, VTP-38443 and BI 1147560 and clinical results for VTP-34072 and BI 1181181 are not necessarily predictive of the results of our ongoing or future clinical trials. Promising results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a drug candidate may not be replicated in later and larger clinical trials or in clinical trials for different indications. For instance, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. BI has since completed its analysis and concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI has decided to move forward with the development of a structurally different compound, BI 1147560. If the results of our or our partners' ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates or if we or they do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we or our partner may be prevented or delayed in obtaining marketing approval for our product candidates. In addition, if our competitor's clinical trials in similar indications are not successful, we may need to conduct additional or cost prohibitive clinical studies to overcome the presumptions resulting from these unsuccessful trials. For instance, in 2012, we halted our plans for a large Phase 2 clinical trial for a former product candidate, VTP-27999, which was being developed for renin inhibition, a protein important for kidney function and blood pressure control, following the release of clinical data from another pharmaceutical company that would have required us to significantly increase the scope, scale and duration of clinical trial work to obtain regulatory approval. Moreover, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay or prevent regulatory approval. Alternatively, even if we or our partners obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our partners may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a modified risk evaluation and mitigation strategy.

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

        The FDA's policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our partners are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or not able to maintain regulatory compliance, we or our partners may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

Risks Related to Our Reliance on Third Parties

We are dependent on BI for the successful development and commercialization of product candidates in our 11b HSD1 and BACE programs, including our product candidates, VTP-34072 and BI 1147560. If BI does not devote sufficient resources to the development of these candidates, is unsuccessful in its efforts, or chooses to terminate any of its agreements with us, our business will be materially harmed.

        We have entered into collaboration agreements with BI pursuant to which BI has the responsibility to develop and commercialize product candidates in our 11b HSD1 and BACE programs. Pursuant to these collaboration agreements, BI is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and cost for such product candidates.

        BI is obligated to use commercially reasonable efforts to develop and commercialize product candidates in our 11b HSD1 and BACE programs. Under our collaboration agreements, once BI takes over development activities of a product candidate, it may determine the development plan and activities for that product candidate. We may disagree with BI about the development strategy it employs, but we will have no rights to impose our development strategy on BI. In addition, BI may determine that it is commercially reasonable to develop and commercialize only a product candidate from our 11b HSD1 program or our BACE program and discontinue the development or commercialization of product candidates under the other program, or BI may determine that it is not commercially reasonable to continue development of product candidates from one or both of our 11b HSD1 program or our BACE program. In the event of any such decision, we may be unable to progress the discontinued candidate or candidates ourselves. Similarly, BI may decide to seek regulatory approval for, and limit commercialization of, a product candidate under either or both of our partnered programs to narrower indications than we would pursue. We would be prevented from developing or commercializing a candidate in an indication covered by the collaboration agreements that BI has chosen not to pursue.

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

  •
  If BI were to breach its arrangements with us, we may need to enforce our right to terminate the applicable agreement in legal proceedings, which could be costly and cause delay in our ability to receive rights back to the relevant product candidates. If we were to terminate an agreement with BI due to BI's breach or BI terminated the agreement without cause, the development and commercialization of product candidates under our 11b HSD1 and BACE programs could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of these candidates on our own.

  •
  BI may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or other change in control, which could divert the attention of its management and adversely affect BI's ability to retain and motivate key personnel who are important to the continued development of the programs under the strategic partnership with us. In addition, the third-party to any such transaction could determine to reprioritize BI's development programs such that BI ceases to diligently pursue the development of our programs or cause the respective collaboration with us to terminate.

We and BI rely on third parties to conduct preclinical studies and clinical trials for our product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

        We plan to design the clinical trials for VTP-43742, VTP-38543, VTP-38443 and expect to do so for any future unpartnered product candidates, and we will continue to work with BI on trials for product candidates under our 11b HSD1 and BACE programs, including VTP-34072 and BI 1147560. However, we and BI rely on CROs and other third parties to assist in managing, monitoring and otherwise carrying out many of these studies and trials. We and BI compete with many other companies for the resources of these third parties. The third parties on whom we and BI rely generally may terminate their engagements at any time, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

We intend to rely on third-party manufacturers, including BI with respect to product candidates under our 11b HSD1 and BACE programs, including VTP-34072 and BI 1147560, to make our product candidates, and any failure by these manufacturers may delay or impair the ability to complete clinical trials or commercialize our product candidates.

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

        In addition, we contract with fill-and-finishing providers with the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our and BI's contractors' ability to operate or lead to delays in our clinical development programs. We have been notified by BI that it previously received a warning letter from the FDA in May 2013 concerning its manufacturing practices. In the warning letter, the FDA said it had identified significant violations of cGMP for the manufacture of active product ingredients, or

APIs, and the cGMP regulations for finished pharmaceuticals. In June 2014, the FDA issued a close out letter to BI which stated that the FDA had completed an evaluation of BI's corrective actions in response to the May 2013 warning letter. While the FDA's close out letter stated that, based on its evaluation, it appeared that BI had addressed the violations contained in the May 2013 warning letter, the FDA stated that future FDA inspections and regulatory activities would further assess the adequacy and sustainability of BI's corrections of the violations. We can provide no assurances that BI will continue to comply with cGMP or that it will not receive additional warning letters or sanctions from the FDA. We believe that our and BI's current fill-and-finish contractors are operating in accordance with cGMP, but we can give no assurance that FDA or other regulatory agencies will not conclude that another lack of compliance exists. In addition, any delay in contracting for fill-and-finish services, or failure of the contract manufacturer to perform the services as needed, may delay clinical trials, registration and launches, and delay or limit our ability to receive any corresponding milestone or royalty payments. Any such issues may have a substantial negative effect on our business.

For two of our product candidates, VTP-34072 and BI 1147560, we rely on BI to produce, or contract for the production of, bulk drug substance and finished drug product for late stage clinical trials and for commercial supplies of any approved candidates. Any failure by BI or by third-parties with which BI contracts may delay or impair the ability to complete late stage clinical trials or commercialize either or both of VTP-34072 and BI 1147560, if approved.

        BI is responsible for manufacturing VTP-34072 and BI 1147560. BI currently performs the manufacture of the drug substance and will be responsible for the manufacture of the drug product for both VTP-34072 and BI 1147560. BI may in the future use contract manufacturers for the manufacture of drug substance and drug product for VTP-34072 and BI 1147560 and we have no expectation that BI plans to perform the manufacture of bulk drug substance or drug product for either VTP-34072 or BI 1147560 in the future. We have been notified by BI that it previously received a warning letter from the FDA in May 2013 concerning its manufacturing practices. In the warning letter, the FDA said it had identified significant violations of cGMP for the manufacture of active pharmaceutical ingredients, or API, which is the actual drug substance, and the cGMP regulations for finished pharmaceuticals. In June 2014, the FDA issued a close out letter to BI which stated that the FDA had completed an evaluation of BI's corrective actions in response to the May 2013 warning letter. While the FDA's close out letter stated that, based on the its evaluation, it appeared that BI had addressed the violations contained in the May 2013 warning letter, the FDA stated that future FDA inspections and regulatory activities would further assess the adequacy and sustainability of BI's corrections of the violations. We can provide no assurances that BI will continue to comply with cGMP or that it will not receive additional warning letters or sanctions from the FDA. We believe that our and BI's current fill-and-finish contractors are operating in accordance with cGMP, but we can give no assurance that FDA or other regulatory agencies will not conclude that another lack of compliance exists. If BI is unable to manufacture or unable to contract at the appropriate time with a manufacturer willing and able to manufacture sufficient quantities of VTP-34072 and BI 1147560 to meet their clinical trial needs and ultimately commercial demand, either for technical or business reasons, the development and commercialization of VTP-34072 and BI 1147560 may be delayed.

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

        Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our partners' patent applications and the enforcement or defense of our issued patents.

        On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a "first to file" system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, in which case a patent may become subject to post-grant proceedings including opposition, derivation, reexamination, inter-partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our or our partners' competitive position.

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

  •
  infringement and other intellectual property claims which, with or without merit, can be expensive and time-consuming to litigate and can divert management's attention from our core business;

  •
  substantial damages for past infringement, which we may have to pay if a court decides that our product infringes on a competitor's patent;

  •
  a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which the patent holder would not be required to do;

  •
  if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and

  •
  redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.

        Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates, that we failed to identify. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until issued as patents. Except for the preceding exceptions, patent applications in the United States and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing. Therefore, patent applications covering our platform technology or our product candidates could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our product candidates or the use or manufacture of our product candidates. We may also face a claim of misappropriation if a third party believes that we inappropriately obtained and used trade secrets of such third party. If we are found to have misappropriated a third party's trade secrets, we may be prevented from further using such trade secrets, limiting our ability to develop our product candidates, and we may be required to pay damages.

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

        Parties making claims against us or our partners may obtain injunctive or other equitable relief, which could effectively block our or our partners' ability to further develop and commercialize one or more of our product candidates. Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time-consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. In the event of a successful claim of infringement against us or our partners, we may have to pay substantial damages, including treble damages and attorneys' fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming, and unsuccessful. Further, our issued patents could be found invalid or unenforceable if challenged in court.

        If we or any of our partners were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, or one of our future product candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

        Because we rely on third parties to assist with research and development and to manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor's discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

        In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with in the future will usually expect to be granted rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential or trade secret information from any such publication. In the future we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor's discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

The validity and enforceability of the patents and applications that cover our product candidates can be challenged by competitors.

        If any of our product candidates are approved by the FDA, one or more third parties may challenge the patents covering this approved product candidate, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing an approved product candidate, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA's Orange Book with respect to our NDA for the applicable approved product candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party's generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for the applicable approved product candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party's ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party's ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party's ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management's attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

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

        Even if we or our partners obtain regulatory approval for VTP-34072, BI 1147560, VTP-43742, VTP-38543, VTP-38443 or any other product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, key opinion leaders, healthcare payors, patients and the medical community. Market acceptance of any approved products depends on a number of factors, including:

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

  •
  the prevalence and severity of adverse side effects; and

  •
  the effectiveness of our, and our partners' sales and marketing efforts.

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

        Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that use of a product is, among other things:

  •
  a covered benefit under its health plan;

  •
  safe, effective and medically necessary;

  •
  appropriate for the specific patient;

  •
  cost-effective; and

  •
  neither experimental nor investigational.

        Obtaining coverage and adequate reimbursement approval for a product from a government or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We or our partners may not be able to provide data sufficient to gain acceptance with respect to coverage and adequate reimbursement. Moreover, a third-party payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor's decision to cover a particular drug product does not ensure that other payors will also provide coverage for the drug product, or will provide coverage at an adequate reimbursement rate.

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

        Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, judicial decisions, or new interpretations of existing laws, or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. There is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act. Among other things, the Affordable Care Act contains provisions that may reduce the profitability of drug products, including, for example, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans, imposed mandatory discounts for certain Medicare Part D beneficiaries, and subjected manufacturers to new annual fees based on a pharmaceutical companies' share of sales to federal healthcare programs.

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

        Our future success depends on our or our partners' ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates. Our objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability and safety. In many cases, the product candidates that we commercialize with our strategic partners or on our own will compete with existing, market-leading products.

        If our product candidates are approved, they will compete with currently marketed drugs and potentially with product candidates currently in development focusing on the same mechanism or action which include:

  •
  11b HSD1:  We believe that Bristol-Myers Squibb Company, or BMS, Eli Lilly and Company, and Roche Holding AG are studying their 11b HSD1 inhibitors in clinical trials.

  •
  BACE:  We believe that Merck & Co., AstraZeneca PLC in collaboration with Eli Lilly and Company, and Eisai Co., Ltd. in collaboration with Biogen Idec are studying BACE inhibitors in clinical trials.

  •
  RORgt:  We believe that a number of companies including large pharmaceutical companies and large biotech companies are actively assessing RORgt inhibitors in preclinical studies.

  •
  LXRb:  We believe that BMS is studying an LXRb inhibitor in cardiovascular clinical trials and Alexar Therapeutics, Inc. is developing an LXRb inhibitor for dermatologic conditions.

        Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection or FDA approval or discovering, developing and commercializing product candidates before we do. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

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

        Undesirable side effects caused by our product candidates could cause us, BI or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. BI has completed two Phase 1 trials and commenced a Phase 2 trial for VTP-34072 in July 2014 and has completed two Phase 1 trials for BI 1181181. However, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a subsequent Phase 1 multiple rising dose trial. We plan to submit IND applications and commence clinical trials for VTP-43742, VTP-38543, VTP-38443 and continue the research and development of other product candidates. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. Our understanding of the relationship between our product candidates and potential adverse events may change as we gather more information or future unexpected adverse events may occur. There can be no assurance that adverse events associated with our product candidates will not be observed. As is typical in drug development, we have a program of ongoing toxicology studies in animals for our other clinical stage product candidates and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect our clinical development activities.

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

        If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business, operating results and prospects and could potentially cause us to cease operations. For instance, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a subsequent Phase 1 multiple rising dose trial and following its analysis, BI determined to suspend development of BI 1181181 and move forward with the development of a structurally different compound, BI 1147560. Moreover, in 2012, we halted our plans for a Phase 2 clinical trial for a former product candidate, VTP-27999, which was being developed for renin inhibition, following the release of clinical data from another pharmaceutical company that would have required us to significantly increase the scope, scale and duration of clinical trial work to obtain regulatory approval. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

        We are highly dependent on members of our management and scientific teams, including Jeffrey Hatfield, our Chief Executive Officer and President, and Richard Gregg, M.D., our Chief Scientific Officer. The loss of the services of either of these persons could impede the achievement of our research, development and commercialization objectives. We do not maintain "key person" insurance for any of our executives or other employees.

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

        Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drug candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

  •
  the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid;

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

  •
  the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologicals and medical supplies for certain payments and "transfers of value" provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for "knowing failures"; and

  •
  analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

  •
  a diversion of management's time and our resources;

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

        Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our or our partners' regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our or any of our partners' data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidate could be delayed.

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

        We may be deemed to be an investment company under the Investment Company Act of 1940 if, among other things, we own "investment securities" with a value exceeding 40% of the value of our total assets, unless a particular exemption or safe harbor is applicable. We invest certain of our assets in short-term, investment grade securities, some of which may qualify as investment securities under the Investment Company Act. Investment companies are subject to registration under the Investment Company Act and compliance with a variety of restrictions and requirements imposed by the Investment Company Act. If we were to be deemed an investment company we would become subject to these restrictions and requirements, and the consequences of having been an investment company without registering under the Investment Company Act could have a material adverse effect on our business, financial condition and results of operations, as well as restrict our ability to sell and issue securities, borrow funds, engage in various transactions or other activities and make certain investment decisions. In addition, we may incur significant costs to avoid investment company status if an exemption from the Investment Company Act were to be considered unavailable to us at a time when the value of our investment securities exceeds 40% of the value of our total assets. We believe that we satisfy the conditions to be exempt from the Investment Company Act because, among other things, we are primarily engaged, directly and primarily in a business other than that of investing, reinvesting, owning, holding, or trading in securities, namely the discovery and development of novel small molecule therapeutics. However, absent an exemptive order from the SEC, our status of being exempt cannot be assured. Nevertheless, to address any uncertainty in this regard, we generally invest a significant portion of our portfolio in money market funds and U.S. government securities and limit the level of investment in corporate bonds and other instruments that could be considered "investment securities."

Risks Related to Our Common Stock

An active trading market for our common stock may not be sustained.

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

The trading price of the shares of our common stock has been and will likely continue to be highly volatile, and purchasers of our common stock may not be able to resell the shares of our common stock at or above your purchase price and could incur substantial losses.

        Our stock price has been and is likely to continue to be volatile. For example, between September 24, 2014 and March 25, 2015, the high and low sales prices per share of our common stock were $23.35 and $5.41, respectively. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above your purchase price. The market price for our common stock may be influenced by many factors, including:

  •
  our and our partners' ability to enroll patients in planned clinical trials;

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

  •
  market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts' research reports or recommendations;

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

        In addition, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. In the past, stockholders have initiated class action lawsuits against biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies' stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

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

        We had outstanding a total of 21,829,821 shares of common stock as of March 25, 2015. Of these shares, only the 7,906,250 shares of common stock sold in our initial public offering, plus 3,450,000 shares of common stock sold in our follow on offering in January 2015, are freely tradable without restriction in the public market, unless they are held by one of our affiliates.

        In connection with our January 2015 follow-on public offering, we and each of our executive officers and directors (solely on their own behalf and not on behalf of any of our other stockholders with whom they are affiliated), agreed, subject to certain exceptions, not to engage in sales or dispositions of, or other transactions relating to, our common stock or securities convertible into or exercisable or exchangeable for our common stock or warrants or other rights to acquire shares of our common stock. These 90-day "lock-up" restrictions end on April 22, 2015. However, Stifel, Nicolaus & Company, Incorporated, BMO Capital Markets Corp. and Piper Jaffray & Co. may permit persons who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

        After these lock-up agreements expire, up to an additional 283,190 shares of common stock which are subject to the 90-day lock-up restrictions will be eligible for sale in the public market. As of March 23, 2015, 13,855,421 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

        The holders of 9,491,680 shares of our outstanding common stock, or approximately 43.5% of our total outstanding common stock as of March 20, 2015, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We do not intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

        We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. Any future debt financing arrangement, which we may enter into from time to time, may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

        As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC, and The NASDAQ Global Market to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory "say on pay" voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate.

        The rules and regulations applicable to public companies have and will continue to substantially increase our legal and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We are an emerging growth company, and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

        We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements, exemptions from the requirements of holding non-binding advisory votes on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies. We could be an emerging growth company until December 31, 2019, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer (in which case we will cease to be an emerging company as of the date we become a large accelerated filer, which, generally, would occur if, at the end of a fiscal year, among other things, the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), if we have total annual gross revenue of $1.0 billion or more during any fiscal year (in which cases we would no longer be an emerging growth company as of December 31 of such fiscal year), or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time (in which case we would cease to be an emerging growth company immediately). Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company," which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.

        Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2015. When and if we are a "large accelerated filer" or an "accelerated filer" and are no longer an "emerging growth company," each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited.

        As of March 23, 2015, our current executive officers, directors and greater than 5% stockholders, together with their respective affiliates, beneficially owned approximately 71.1% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

We may be subject to litigation, which could harm our stock price, business, results of operations and financial condition.

        We may be subject to litigation in the future. In the past, following periods of volatility in the market price of their stock, many companies similar to ours have been the subjects of securities class action litigation. Any such litigation can result in substantial costs and diversion of management's attention and resources and could harm our stock price, business results of operations and financial condition. As a result of these factors, holders of our common stock might be unable to sell their shares at or above the price they paid for such shares.

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

        Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, may delay or prevent an acquisition of us or a change in our management. These provisions include:

  •
  authorizing the issuance of "blank check" preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We lease approximately 47,000 square feet of space for our headquarters in Fort Washington, Pennsylvania under an agreement that expires in January 2018, with an option to extend to 2023. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.    LEGAL PROCEEDINGS

        From time to time, we are subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Common Stock

        Our common stock is traded on the NASDAQ Global Market under the symbol "VTAE." Trading of our common stock commenced on September 24, 2014, in connection with our initial public offering of such securities. The following table sets forth the high and low sales prices per share of our common stock, as reported on the NASDAQ Global Market, for the periods indicated:

	Market Price
	High	Low
Fourth quarter 2014	$23.35	$5.41
Third quarter 2014 (from September 24, 2014)	$8.48	$7.40

Holders of Record

        As of March 25, 2015, there were 123 holders of record of our common stock. Such record holders include those who are nominees for an undetermined number of beneficial owners.

Dividends

        We have never declared or paid cash dividends on our common stock. We intend to retain any future earnings and do not expect to pay any cash dividends in the foreseeable future.

Stock Performance Graph

        The following stock performance graph compares the cumulative total return to shareholders from an investment in our common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index, assuming a hypothetical investment of $100 in our common stock and in each index on September 24, 2014, the first date that shares of our common stock were publicly traded, and reinvestments of any dividends. The performance shown is not necessarily indicative of future performance.

	09/24/2014	9/30/2014	12/31/2014
Vitae Pharmaceuticals, Inc.	$100	$95	$208
NASDAQ Composite	$100	$99	$104
NASDAQ Biotechnology	$100	$98	$109

        This stock performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Securities

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

        From January 1, 2014 through December 31, 2014, certain of our employees exercised options to purchase an aggregate of 40,230 shares of our common stock pursuant to options issued under our 2001 Stock Plan, with a weighted-average exercise price of $1.46 per share, for an aggregate purchase price of $58,758. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

        From January 1, 2014 through December 31, 2014, we issued to certain of our directors options to purchase an aggregate of 119,000 shares of our common stock, pursuant to our 2014 Stock Plan, with a weighted-average exercise price of $8.00 per share.

        From January 1, 2014 through December 31, 2014, we issued to certain of our employees, officers and directors options to purchase an aggregate of 344,008 shares of our common stock, pursuant to our 2013 Stock Plan, with a weighted-average exercise price of $5.23 per share. The options grants were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds from Initial Public Offering

        On September 29, 2014, we completed our IPO whereby 6,875,000 shares of common stock were sold at a public offering price of $8.00 per share for an aggregate offering price of $55.0 million. On October 27, 2014, an additional 1,031,250 shares of common stock were sold at the IPO price of $8.00 per share pursuant to the underwriters exercise in full of their over-allotment option (Underwriters' Option). The offer and sale of all of the shares in the IPO and pursuant to the Underwriters' Option were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-198090), which was declared effective by the SEC on September 24, 2014. The offering commenced as of September 24, 2014 and did not terminate before all of the securities registered in the registration statement were sold. The syndicate of underwriters was led by Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp., as joint book-running managers, and JMP Securities and Wedbush PacGrow Life Sciences, as co-managers. We raised approximately $56.4 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board committee service.

        There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated September 24, 2014, filed with the SEC pursuant to Rule 424(b)(4) pursuant to the Securities Act of 1933, as amended.

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data has been derived from our financial statements and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and with our financial statements and notes thereto appearing in Item 15 in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except for share and per share data)
Statement of operations data:
Collaborative revenues	$8,669	$22,513	$22,348
Operating expenses:
Research and development	19,305	14,917	15,927
General and administrative	7,914	5,406	4,915

Total operating expenses	27,219	20,323	20,842

(Loss) income from operations	(18,550)	2,190	1,506
Other (expenses) income:
Other income	343	327	243
Interest income	64	70	101
Interest expense	(961)	(1,425)	(1,627)

Total other (expenses) income	(554)	(1,028)	(1,283)

Net (loss) income	$(19,104)	$1,162	$223

Per share information:
Net (loss) income per share of common stock, basic and diluted	$(3.61)	$0.00	$0.00

Basic and diluted weighted average shares outstanding	5,290,534	563,136	542,320

	As of December 31,
	2014	2013	2012
	(in thousands)
Balance sheet data:
Cash, cash equivalents, and marketable securities	$65,318	$32,454	$24,782
Working capital	57,970	23,905	27,173
Total assets	67,660	34,028	35,329
Notes payable, including current portion	4,804	10,086	14,506
Convertible preferred stock	—	125,870	125,870
Accumulated deficit	(129,981)	(110,877)	(112,016)
Total stockholders' deficit	$58,718	$(106,894)	$(108,224)
Common stock outstanding	18,027	589	547

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations together with the "Selected Financial Data" and our financial statements and the related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the "Risk Factors" and "Information Regarding Forward-Looking Statements" sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

        We are a clinical-stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases with significant unmet medical needs. We are developing a growing portfolio of novel product candidates internally generated by Contour®, our proprietary structure-based drug discovery platform. We have a partnered product candidate in the clinic, a partnered product candidate that is nearing the clinic and several wholly-owned product candidates in preclinical development:

  •
  We have two product candidates that are being developed exclusively by Boehringer Ingelheim GmbH, or BI, under separate collaborations with them: VTP-34072, which is in a Phase 2 clinical trial for the treatment of type 2 diabetes and BI 1147560, for the treatment and prevention of Alzheimer's disease, or Alzheimer's. We were previously developing VTP-37948/BI 1181181, or BI 1181181, in collaboration with BI. However, in February of 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. BI has completed its analysis and concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI has decided to suspend development of BI 1181181 and move forward with the development of a structurally different compound, BI 1147560, which was also discovered as part of our BACE collaboration. BI has completed all GLP toxicology studies, which we believe are necessary prior to first in human trials, and BI currently expects to start the initial Phase 1 clinical trial of BI 1147560 by the end of 2015. We have received an aggregate of $158 million in funding from BI as of December 31, 2014, including $30 million from the sale of our equity securities and $128 million in upfront license fees, research funding and success based milestone payments. We will be eligible to receive an additional $7 million milestone payment upon the first patient being dosed in the Phase 1 clinical trial of BI 1147560.

  •
  We have several wholly-owned product candidates advancing in preclinical development, including VTP-43742 for the treatment of autoimmune disorders, VTP-38543 for the treatment of atopic dermatitis and VTP-38443 for the treatment of acute coronary syndrome. We intend to advance and retain rights to these and other programs and product candidates that we believe can be developed and commercialized by us, and to strategically partner where doing so can accelerate the program and generate non-dilutive capital for us.

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

        We were incorporated in May 2001 and commenced principal operations during 2002. Since that time, we have been principally engaged in the discovery and development of novel product candidates. We have funded our operations principally with $132.7 million of capital in the form of license fees, milestone payments and research and development funding from our strategic partners, $120.1 million from the sale of convertible preferred stock, including $40.0 million of equity sales to our strategic partners, including BI, and net proceeds of $56.4 million from the sale of common stock in our initial public offering. We have also funded our operations through credit facilities, equipment lease financings, federal grants and investment income.

        On January 28, 2015, we issued and sold a total of 3,450,000 shares of our common stock at $11.90 per share in an underwritten public offering. The shares include 450,000 shares of common stock sold pursuant to the underwriters' option to purchase additional shares, which was exercised in full. Net proceeds from the offering, including the sale of the additional shares, was approximately $37.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

        For the year ended December 31, 2014, we had a net loss of $19.1 million and for the years ended December 31, 2013 and 2012, we had net income of $1.2 million and $0.2 million, respectively. As of December 31, 2014, we had an accumulated deficit of $130.0 million. We have devoted substantially all of our capital resources to the research and development of our product candidates. Since our inception in 2001, we have had no revenues from product sales. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical development and clinical trials, and to eventually seek regulatory approval and pursue commercialization. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

        We believe that the net proceeds from our follow-on public offering in January 2015 and our existing cash, cash equivalents and marketable securities of approximately $65.3 million as of December 31, 2014, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements through the end of 2016. However, we will need to secure additional funding in the future in order to carry out all of our planned research and development activities. We will seek to fund our operations through the sale of equity, debt financings or other capital sources, including potential collaborations or partnerships with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Recent Highlights

        Since December 31, 2013, we experienced the following:

Research and Development Activities:

  •
  BI 1181181 and BI 1147560 (BACE)—

  •
  BI voluntarily placed VTP-37948/BI 1181181, or BI 1181181, on a temporary clinical hold, in the first quarter of 2015, to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose clinical trial in the treatment and prevention of Alzheimer's. BI has completed its analysis and concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI has decided to move forward with the development of a structurally different compound, BI 1147560, which was also discovered as part of our BACE collaboration. BI has successfully completed all GLP toxicology studies, which we believe are necessary prior to first in human trials, and BI currently expects to start the initial Phase 1 clinical trial of BI 1147560 by the end of 2015.

  •
  Announced positive top-line results in the fourth quarter of 2014 from two prior Phase 1 clinical trials, where BI 1181181, was observed to be safe and generally well-tolerated across all dose levels tested and had a half-life of between 16 and 19 hours, supporting a once-daily dosing profile. In addition, intermediate doses of BI 1181181 demonstrated the ability to lower cerebral spinal fluid, or CSF, Ab levels by more than 80%;

  •
  VTP-34072 (11b HSD1)—Commenced the initial Phase 2 clinical trial for type 2 diabetes as part of the 11b collaboration with BI in July 2014. The clinical trial involves 126 type 2 diabetic patients and is expected to have results in the first half of 2015; and

  •
  VTP-43742 (RORgt)—Completed the in-life portion of the IND enabling toxicology studies in January 2015. In addition, completed a comparative study of VTP-43742 to an IL-17 monoclonal antibody in the EAE mouse model of MS, in which VTP-43742 demonstrated a superior response versus the IL-17 monoclonal antibody. We are in the process of completing the study reports and filing documents, and on track for filing the IND in the second quarter of 2015.

Financial Developments:

  •
  Raised $48.8 million, after deducting underwriting discounts and commissions and other offering expenses, on September 29, 2014, through the issuance and sale of 6,875,000 shares of common stock in an initial public offering at a price of $8.00 per share and, as of December 31, 2014, had $65.3 million of cash, cash equivalents and marketable securities;

  •
  Raised an additional $7.6 million, after deducting underwriting discounts and commissions and offering expenses, on October 27, 2014, through the issuance and sale of an additional 1,031,250 shares of common stock in connection with the exercise in full by the underwriters of our initial public offering of their overallotment option.

  •
  Received a $6.0 million milestone payment in the third quarter of 2014 from BI as a result of the first patient having been dosed in the Phase 2 clinical trial;

  •
  Reported net operating expenses of $27.2 million for the year ended December 31, 2014, which included $2.2 million in stock-based compensation expense; and

  •
  Raised $37.8 million, after deducting underwriting discounts and commissions and other offering expenses, on January 28, 2014, through the issuance and sale of 3,450,000 shares of common stock in an underwritten public offering at a price to the public of $11.90 per share. The shares include 450,000 shares of common stock sold pursuant to the underwriters' option to purchase additional shares, which was exercised in full.

Strategic Partnerships

11b HSD1 Inhibitors with BI

        In October 2007, we entered into a research collaboration and license agreement with BI, which we refer to as the 11b Agreement. Based upon discoveries we made using Contour, we and BI formed a worldwide strategic partnership granting BI exclusive rights to develop and commercialize novel compounds for patients with type 2 diabetes and certain related metabolic disease conditions, such as abnormal blood cholesterol and triglyceride levels, obesity and hypertension, or high blood pressure. The alliance encompasses multiple series of novel, orally available 11b HSD1 inhibitors that were discovered using Contour. We also retained the right, subject to the approval of the joint steering committee established pursuant to the 11b Agreement, to develop 11b HSD1 inhibitors for certain indications outside of the core focus of diabetes and related metabolic conditions. The collaborative research program portion of this strategic partnership began in October 2007 and expired in December 2009.

        Under the 11b Agreement, we have received an aggregate of $65.2 million in non-equity funding as of December 31, 2014, including upfront license fees, research funding and success-based milestone payments. We received an upfront license fee from BI of $15.0 million upon execution of the 11b Agreement. In addition, BI made quarterly payments of $0.8 million during the 27-month collaborative research program period, for a total of $7.2 million. The upfront fee and the research collaboration payments were recognized as revenue over the 27-month funded research program period, from October 2007 through December 2009. Also, as of December 31, 2014, we earned $43.0 million for achieving substantive development milestone payments, including a $6.0 million milestone payment in the third quarter of 2014 from BI as a result of the first patient having been dosed in the Phase 2 clinical trial which commenced in July 2014. In addition, we are eligible to receive up to $272.0 million in additional milestone payments based on the achievement of pre-specified events, including up to $147.0 million in development and regulatory milestone payments and up to $125.0 million in commercialization milestone payments. Pursuant to the 11b Agreement, BI is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the 11b program, including VTP 34072.

        The additional development, regulatory and commercialization milestone payments are payable upon the first occurrence of any product to meet the requirements specified in the 11b Agreement. Any subsequent compound that achieves the same milestone will earn 50% of the initial milestone payment, unless otherwise agreed to by the parties. In addition, second indications for a product covered by the 11b Agreement to achieve the regulatory milestone payments will earn us 50% of the milestone amount. We are also eligible to receive tiered royalties from the high-single digits to the low-double digits. We have the option to participate in funding the Phase 3 clinical trials in exchange for increased royalties. BI's obligation to pay the royalties continues on a country-by-country and product-by-product basis for the later of 10 years following the first commercial sale of such product in such country or as long as such product is covered by any of the patents licensed to BI under the 11b Agreement or any patents controlled by BI as of the effective date of the 11b Agreement.

B-site Amyloid Precursor Protein-Cleaving Enzyme Inhibitors with BI

        In June 2009, we entered into a research collaboration and license agreement with BI, which we refer to as the BACE Agreement. Based upon discoveries we made using Contour, we and BI formed a worldwide strategic partnership granting BI exclusive rights to develop and commercialize BACE inhibitors for the treatment of certain indications, including Alzheimer's. The inhibition of BACE, an enzyme involved in the formation of amyloid-b plaques, which are insoluble aggregates made up of amyloid-b protein and which accumulate in the brains of patients with Alzheimer's, offers the potential to slow or even halt disease progression. BI will lead development and commercialization of all products for Alzheimer's to capitalize on its global marketing and sales expertise. If a particular BACE inhibitor is not advanced to the development phase, subject to the approval of the joint steering committee established pursuant to the BACE Agreement, we have the right to use our patents and other intellectual property assets licensed to BI as well as certain patents and other intellectual property assets of BI to develop and commercialize that BACE inhibitor for indications other than those referred to above.

        Under the BACE Agreement, we have received an aggregate of $63.2 million in non-equity funding as of December 31, 2014, including upfront license fees, research funding and success-based milestone payments. During the collaborative research program period, we were obligated to provide twelve full-time equivalent employees or FTEs per month for a period of 36 months to provide research services, and we received an upfront license fee from BI of $15.0 million upon execution of the BACE Agreement. In addition, BI made quarterly payments of approximately $1.0 million during the 36-month collaborative research program period, for a total of $12.2 million. The license fee and the research collaboration payments were recognized as revenue over the 36-month research program period, from June 2009 through June 2012. In April 2012, the initial research program was extended for an additional year through June 2013, and BI made quarterly payments of approximately $0.8 million over the 12-month extension period, for a total of $3.0 million. During this extension period, we were obligated to provide eight FTEs per month. The additional payments totaling $3.0 million were recognized ratably over the extension period through June 2013. The revenue recognition period for the license fee was also extended on a prospective basis through June 2013. Pursuant to the BACE Agreement, BI is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program, including BI 1181181 and BI 1147560.

        In December 2012, we amended the BACE Agreement to expand the core indication definition to include additional indications, including type 2 diabetes and metabolic syndrome. Under the terms of the amendment, we received a nonrefundable fee of $4.0 million upon execution of the amendment. In accordance with the amendment, we were obligated to provide 12 months of research contributions at BI's discretion commencing in June 2013. Deferred revenue was recorded upon receipt of the cash payments, and revenue relating to the upfront payment was recognized over the 12-month period in which research contributions were delivered through June 30, 2014. We recorded $2.0 million in revenues related to the amendment for each of the years ended December 31, 2014 and 2013, respectively.

        For the years ended December 31, 2014 and 2013, we earned $0 and $4.0 million, respectively, for achieving substantive development milestones related to BACE inhibitors under the BACE Agreement. Milestone revenue for the year ended December 31, 2013 included a $4.0 million milestone related to the advancement of BI 1147560, as a development candidate. As of December 31, 2014, we have earned $29.0 million in development milestone payments since the inception of the BACE Agreement, and we are eligible to receive up to $326.0 million in additional milestone payments based on the achievement of pre-specified events, including up to $176.0 million in development and regulatory milestone payments and up to $150.0 million in commercialization milestone payments.

        The additional development, regulatory and commercialization milestone payments are payable upon the first occurrence of any product to meet the requirements specified in the BACE Agreement. Any subsequent product to achieve the same milestone will earn 50% of the initial milestone payment, unless otherwise agreed to by the parties. In addition, second indications for a product covered by the BACE Agreement to achieve the regulatory milestones will earn us 50% of the applicable milestone amount at 50%. We are also eligible to receive tiered royalties from the high-single digits to the low-double digits. We have the option to participate in funding the Phase 3 clinical trials in exchange for increased royalties. BI's obligations to pay the royalties continues on a country-by-country basis for the later of 10 years following the first commercial sale of each product in such country or as long as the product is covered by patents licensed to BI under the BACE Agreement.

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

        We track research and development expenses on a program-by-program basis and have allocated common expenses, such as facilities, depreciation, stock-based compensation and other research and development support expenses to each program based on the personnel resources allocated to each program. Below is a summary of our research and development expenses for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
RORgt	$12,398	$10,186	$1,998
BACE	—	937	3,614
LXRb	399	607	8,386
Discovery and Other	5,707	2,397	1,009
Contour and Technology Development	801	790	920

Total research and development expenses	$19,305	$14,917	$15,927

  RORgt

        Our RORgt program is focused on the discovery of small molecule compounds with the potential to treat various autoimmune disorders. Autoimmune disorders comprise a large number of disease conditions where the body mounts an inappropriate immune response against normal, healthy tissues. These disorders include commonly known diseases such as psoriasis, multiple sclerosis, and rheumatoid arthritis, as well as numerous orphan indications. We commenced discovery efforts for this program in the fourth quarter of 2012 and selected VTP-43742 as a product candidate in the first quarter of 2014. As a result of these activities, expenses related to RORgt increased in 2014 as compared with 2013 and 2012. We plan to file an investigational new drug application, or IND, with the FDA for VTP-43742 to treat psoriasis in the first half of 2015 with Phase 1 clinical trials commencing thereafter. We plan to conduct a Phase 2 clinical trial for a large market indication and a Phase 2 proof-of-concept clinical trial for a rare disease or orphan indication. We expect to have Phase 1 trial results by the middle of 2015, and Phase 1 proof-of-concept results by the end of 2015. RORgt expenses for the year ended December 31, 2014 were primarily related to activities to support the planned IND application. We expect future RORgt expenses to increase as we commence Phase 1 clinical trials, perform the non-clinical studies needed to support the Phase 2 trials, commence the Phase 2 trials, and progress our backup compounds.

  BACE

        We entered into the BACE Agreement in 2009. The funded research obligation of our strategic partnership began in June 2009 and expired in June 2013. In addition, the second amendment to the BACE Agreement in December 2012 obligated us, at BI's discretion, to supply a specified number of FTEs on a monthly basis during the period July 1, 2013 through June 30, 2014. Certain expenses, including patent expenses and animal studies, are incurred by us and reimbursed by BI on a quarterly basis. We record revenue and expenses on a gross basis under this arrangement. Pursuant to the BACE Agreement, BI is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program, including BI 1181181 and BI 1147560.

  LXRb

        Our LXRb program is focused on the discovery and development of small molecule pharmaceutical agents with the potential to treat acute coronary syndrome and atopic dermatitis, also known as eczema. In 2012, discovery efforts were substantially complete, and in 2013, we focused primarily on clinical development, regulatory strategy and formula development. We have selected VTP-38543 as a product candidate for atopic dermatitis and have selected VTP-38443 as a product candidate for acute coronary syndrome or ACS. Ongoing expenses will be for the preclinical and clinical development of our existing candidates. The amount of future expense related to these programs will be dependent upon the design, timing and cost of studies and whether or not collaboration agreements are entered into to further their development. For VTP-38543, we anticipate completing the necessary preclinical development work and filing an IND by the second half of 2015, with Phase 1 clinical trials commencing thereafter. For VTP-38443, we anticipate completing the necessary preclinical development work and filing an IND in the first half of 2016, with Phase 1 clinical trials commencing thereafter.

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

  Contour and Technology Development

        We have developed Contour, a computational structure-based drug discovery platform, to design and optimize compounds across a range of therapeutic targets and disease areas. Technology development expenses consist principally of salaries and related costs for personnel engaged in the development and enhancement of the technology. We expect future technology development expenses to be in line with 2014 costs for the next few years.

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

Other Income

        Other income primarily relates to the revaluation of our preferred stock warrant liability and the sale of Pennsylvania tax credits. Upon the closing of our IPO, the preferred stock warrant liability was reclassified to additional paid-in capital. We performed the final re-measurement of the warrant liability in connection with completion of the IPO.

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

Critical Accounting Policies and Significant Judgments and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in detail in Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

        Our revenues are generated primarily through collaborative arrangements which generally contain multiple elements, or deliverables, including licenses and research and development activities to be performed by us on behalf of the licensee. Payments to us under these arrangements typically include one or more of the following: (1) nonrefundable, upfront license fees, (2) funding of discovery research efforts on a full time equivalent, or FTE, basis, (3) reimbursement of research, development and intellectual property costs, (4) milestone payments, and (5) royalties on future product sales.

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

Stock-Based Compensation

        We account for stock-based compensation expense in accordance with the provisions of ASC 718, Compensation—Stock Compensation, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of or may be settled by the issuance of the enterprise's equity instruments. ASC 718 requires that we measure the cost of equity-based service awards based on the grant-date fair value of the award, net of estimated forfeitures, and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period) on a straight-line basis.

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

        The fair value of stock options granted were calculated using the following weighted-average assumptions in the Black-Scholes option pricing model for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Expected stock price volatility	83.00%	85.00%	86.16%
Expected term of options (in years)	6.11	6.25	6.25
Weighted-average risk-free interest Rate	1.98%	1.42%	0.90%
Expected dividend yield	0%	0%	0%

        The estimated fair value of our stock-based awards, less estimated forfeitures, is amortized on a ratable basis over the awards' service periods. Stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was recognized as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Research and development	$232	$19	$115
General and administrative	2,016	81	166

Total stock-based compensation	$2,248	$100	$281

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

Income Taxes

        For the years ended December 31, 2014, 2013 and 2012, we did not record a current or deferred income tax expense or benefit. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is not more likely than not that the benefit of our deferred tax assets will be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2014 and 2013.

Comparison of Years Ended December 31, 2014 and 2013

	Year Ended December 31,
			Increase/ (decrease)
	2014	2013
	(in thousands)
Collaborative revenues	$8,669	$22,513	$(13,844)
Operating expenses:
Research and development	19,305	14,917	4,388
General and administrative	7,914	5,406	2,508

Total operating expenses	27,219	20,323	6,896

(Loss) income from operations	(18,550)	2,190	(20,740)
Other income	343	327	16
Interest income	64	70	(6)
Interest expense	(961)	(1,425)	464

Net (loss) income	$(19,104)	$1,162	$(20,266)

	Year Ended December 31,
			Increase/ (decrease)
Revenue	2014	2013
	(in thousands)
Amortization of upfront license fees	$150	$354	$(204)
Collaborative research payments:
FTE Funding	1,850	3,108	(1,258)
Intellectual property costs	669	1,051	(382)

Total collaborative research payments	2,519	4,159	(1,640)

Milestone revenue	6,000	18,000	(12,000)

Total collaborative revenues	$8,669	$22,513	$(13,844)

        Upfront License Fee Revenue.    For the years ended December 31, 2014 and 2013, all upfront license fee revenue was entirely associated with the BACE Agreement, totaling $0.2 million and $0.4 million, respectively. The $0.2 million decrease was attributable to a decrease of $0.2 million in amortization of deferred revenue due to the initial collaborative research period ending as of June 3, 2013.

  Collaborative Research Payments:

        FTE Funding.    For the years ended December 31, 2014 and 2013, all FTE funding revenue was associated with the BACE Agreement, totaling $1.8 million and $3.1 million, respectively. The $1.3 million decrease was attributable to the initial collaborative research period for the BACE Agreement ending as of June 3, 2013.

        Intellectual Property Costs.    For the years ended December 31, 2014 and 2013, revenue related to intellectual property cost reimbursements was $0.7 million and $1.1 million, respectively. The decrease of $0.4 million was primarily related to a reduction in intellectual property costs associated with our 11b Agreement.

        Milestone Revenue.    Revenue for the year ended December 31, 2014 included $6.0 million in milestone payments from BI related to the 11b Agreement as a result of the first patient having being dosed in a Phase 2 clinical trial. Revenue for the year ended December 31, 2013 included $18.0 million in milestone payments from BI related to the BACE Agreement.

        Research and Development.    Research and development expense for the year ended December 31, 2014 was $19.3 million compared to $14.9 million for the year ended December 31, 2013, an increase of approximately $4.4 million. The increase was attributable to a $3.5 million increase in preclinical trial expenses associated with our RORgt program and new discovery program in immuno-oncology, a $0.5 million increase in outsourced professional scientific services, a $0.2 million increase in preclinical trial expenses associated with our LXRb program for atopic dermatitis and a $0.2 million increase in stock-based compensation expense.

        Included in research and development expense were stock-based compensation charges of $232,000 and $19,000 for the years ended December 31, 2014 and 2013, respectively. The increase in stock-based compensation expense of $0.2 million was primarily due to 52,675 performance-based stock options being deemed probable that the performance-based goal would be met. Stock-based compensation expense was recorded ratably over the completed service period associated with the performance condition.

        General and Administrative.    General and administrative expense for the year ended December 31, 2014 was $7.9 million compared to $5.4 million for the year ended December 31, 2013, an increase of $2.5 million. The increase was primarily a result of a $1.9 million increase in stock-based compensation expense, a $0.3 million increase in recruiting expenses, a $0.3 million increase in public company compliance costs, including outside service and consulting fees, SEC reporting costs and stock exchange and transfer agent fees, a $0.2 million increase in insurance expenses primarily related to increased costs for directors' and officers' insurance, and a $0.1 million increase for board compensation expenses; partially offset by a $0.4 million decrease in outside patent costs.

        Included in general and administrative expense were stock-based compensation charges of $2.0 million and $81,000 for the years ended December 31, 2014 and 2013, respectively. The increase in stock-based compensation expense of $1.9 million was primarily due to a $1.4 million increase related to the vesting of 391,304 shares of common stock underlying performance-based restricted stock units and a $0.3 million increase related to 58,026 performance-based stock options being deemed probable that the performance-based goal would be met. Stock-based compensation expense was recorded ratably over the completed service period associated with the performance condition.

        Other Income.    Other income for each of the years ended December 31, 2014 and 2013 was $0.3 million. During the year ended December 31, 2014, an increase of $58,000 was attributable to the revaluation of the fair value of our preferred stock warrant liability which was partially offset by a decrease of $42,000 for the sale of Pennsylvania tax credits. Upon the closing of our IPO, the preferred stock warrant liability was reclassified to additional paid-in capital. We performed the final re-measurement of the warrant liability in connection with completion of the IPO.

        Interest Income.    Interest income for the year ended December 31, 2014 was $64,000 compared to $70,000 for the year ended December 31, 2013. The decrease in interest income was attributable to a decrease in the average interest rates of our investments for the year ended December 31, 2014 compared to December 31, 2013.

        Interest Expense.    Interest expense for the year ended December 31, 2014 was $0.9 million compared to $1.4 million for the year ended December 31, 2013, a decrease of $0.5 million. The decrease was entirely due to a reduction in our average loan balance in 2014 from monthly principal payments being applied against our notes payable.

Comparison of Years Ended December 31, 2013 and 2012

	Year Ended December 31,
			Increase/ (decrease)
	2013	2012
	(in thousands)
Collaborative revenues	$22,513	$22,348	$165
Operating expenses:
Research and development	14,917	15,927	(1,010)
General and administrative	5,406	4,915	491

Total operating expenses	20,323	20,842	(519)

Operating income	2,190	1,506	684
Other income	327	243	84
Interest income	70	101	(31)
Interest expense	(1,425)	(1,627)	202

Net income	$1,162	$223	$939

	Year Ended December 31,
			Increase/ (decrease)
Revenue	2013	2012
	(in thousands)
Amortization of upfront license fees	$354	$1,921	$(1,567)
Collaborative research payments:
FTE Funding	3,108	3,436	(328)
Research and development costs	—	20	(20)
Intellectual property costs	1,051	971	80

Total collaborative research payments	4,159	4,427	(268)

Milestone revenue	18,000	16,000	2,000

Total collaborative revenues	$22,513	$22,348	$165

        Upfront License Fee Revenue.    For the years ended December 31, 2013 and 2012, all upfront license fee revenue was entirely associated with the BACE Agreement, totaling $0.3 million and $1.9 million, respectively. The $1.6 million decrease was primarily attributable to a decrease of $1.7 million in amortization of deferred revenue for the BACE Agreement, due to the initial collaborative research period ending as of June 3, 2013; slightly offset by the $0.1 million amortization of the upfront fee received upon execution of the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease.

  Collaborative Research Payments:

        FTE Funding.    For the years ended December 31, 2013 and 2012, all FTE funding revenue was associated with the BACE Agreement, totaling $3.1 million and $3.4 million, respectively. The $0.3 million decrease was primarily attributable to a decrease of $2.2 million due to the initial collaborative research period for the BACE Agreement ending as of June 3, 2013; the decrease was partially offset by an increase of $1.9 million in FTE revenue received related to the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease.

        Intellectual Property Costs.    Payments or reimbursements of our intellectual property costs are recognized as the services are performed and are presented on a gross basis so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. The increase of $80,000 was primarily related to an increase in intellectual property costs associated with our 11b Agreement.

        Milestone Revenue.    Revenue for the year ended December 31, 2013 included $18.0 million in milestone payments from BI related to the BACE Agreement. In 2012, we earned $7.0 million in milestone revenue from BI related to the 11b Agreement and $9.0 million related to the BACE Agreement.

        Research and Development.    Research and development expense for the year ended December 31, 2013 was $14.9 million compared to $15.9 million for the year ended December 31, 2012, a decrease of approximately $1.0 million. The decrease was primarily attributable to a $2.0 million decrease in pre-clinical trial expenses associated with our LXRb program and a $0.6 million decrease in outsourced professional scientific services, partially offset by a $1.1 million increase in preclinical trial expenses associated with the RORgt program and an increase in salaries and benefits costs of $0.9 million primarily due to successfully obtaining non-equity incentive plan targets for the year ended December 31, 2013. Non-equity incentive plan bonuses were not paid for the year ended December 31, 2012.

        Included in research and development expense were stock-based compensation charges of $19,000 and $115,000 for the years ended December 31, 2013 and 2012, respectively.

        General and Administrative.    General and administrative expense for the year ended December 31, 2013 was $5.4 million compared to $4.9 million for the year ended December 31, 2012, an increase of $0.5 million. The increase was primarily attributable to a $0.5 million increase in salaries and benefits expenses due to successfully obtaining non-equity incentive plan targets for the year ended December 31, 2013. Non-equity incentive plan bonuses were not paid for the year ended December 31, 2012.

        Included in general and administrative expense were stock-based compensation charges of $81,000 and $166,000 for the years ended December 31, 2013 and 2012, respectively.

        Other Income.    Other income for the year ended December 31, 2013 was $0.3 million compared to $0.2 million for the year ended December 31, 2012, an increase of $0.1 million. The increase was due to the sale of Pennsylvania tax credits of $0.1 million.

        Interest Income.    Interest income for the year ended December 31, 2013 was $70,000 compared to $101,000 for the year ended December 31, 2012. The decrease in interest income was primarily attributable to a decrease in the average interest rates of our investments of 0.3% in 2012 to 0.2% in 2013.

        Interest Expense.    Interest expense for the year ended December 31, 2013 was $1.4 million compared to $1.6 million for the year ended December 31, 2012, a decrease of $0.2 million. The decrease was entirely due to a reduction in our average loan balance in 2013 from monthly principal payments being applied against outstanding notes payable.

Liquidity and Capital Resources and Plan of Operations

        On January 28, 2015, we issued and sold a total of 3,450,000 shares of our common stock at $11.90 per share in an underwritten public offering. The shares include 450,000 shares of common stock sold pursuant to the underwriters' option to purchase additional shares, which was exercised in full. Net proceeds from the offering, including the sale of the additional shares, was approximately $37.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

        On September 29, 2014, we sold 6,875,000 shares of common stock in our IPO for net proceeds of $48.8 million after underwriting discounts and commissions and other offering expenses. On October 27, 2014, we issued and sold an additional 1,031,250 shares of common stock at the IPO price of $8.00 per share for net proceeds of $7.6 million after deducting underwriting discounts and commissions in connection with the full exercise by the underwriters of their over-allotment option. Prior to our IPO, we funded our operations through the private placement of equity securities, revenue from strategic partnerships, debt financing and interest income. As of December 31, 2014, we have received gross proceeds of $120.1 million from the issuance of convertible preferred stock, including $40.0 million of equity sales to our strategic partners, all which occurred prior to our IPO. As of December 31, 2014, we had received an aggregate of $138.7 million in cash from non-equity capital in the form of license fees, milestone payments and research and development funding received from our strategic partners. In addition, we have received approximately $39.8 million in funding from our debt financings with various commercial lenders. As of December 31, 2014, we had an accumulated deficit of $130.0 million and working capital of $58.0 million which includes cash, cash equivalents and short-term investments of approximately $65.3 million. As of December 31, 2014, our investments included money market funds, certificates of deposit, and corporate debt securities.

        Under settlement procedures applicable to an outstanding RSU award held by our chief executive officer, we were required to deliver the underlying 391,304 shares on March 13, 2015. On the settlement date, we net settled the award by delivering approximately 220,148 shares of our common stock to our chief executive officer and withholding approximately 171,156 shares of common stock to satisfy income taxes at applicable minimum statutory rate. In connection with the net settlement, we remitted the tax liabilities on behalf of our chief executive officer to the relevant tax authorities in cash.

Analysis of Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(17,846)	$12,135	$(9,837)
Investing activities	(24,817)	5,672	(3,519)
Financing Activities	51,002	(4,281)	33

Net increase (decrease) in cash and cash equivalents	$8,339	$13,526	$(13,323)

Net cash used in operating activities

        During the year ended December 31, 2014, our operating activities used cash of $17.8 million. The cash used in operating activities primarily resulted from the 2014 operating loss of $18.5 million, which was significantly driven by cash payments for research and development expenses and general administrative expenses exceeding cash inflows from revenue arrangements.

        During the year ended December 31, 2013, our operating activities provided cash of $12.1 million. The cash provided by operating activities primarily resulted from our collections of the December 31, 2012 accounts receivable balances totaling $8.7 million and cash inflows from revenue arrangements exceeding payments for research and development expenses and general and administrative expenses.

        During the year ended December 31, 2012, our operating activities used cash of $9.8 million, which primarily resulted from cash payments for research and development expenses and general administrative expenses exceeding cash inflows from our revenue arrangements.

Net cash provided by investing activities

        During the year ended December 31, 2014 our investing activities used cash of $24.8 million. The cash used by investing activities was primarily a result of the purchase price of marketable securities exceeding the sale and maturity of similar marketable securities. Purchases of property and equipment for the year ended December 31, 2014 were $0.3 million.

        During the year ended December 31, 2013, our investing activities provided cash of $5.7 million. The cash provided by investing activities for the year ended 2013 was due primarily from the sales and maturity of marketable securities exceeding the purchase price of similar marketable securities. Purchases of property and equipment for the year ended December 31, 2013 was $0.2 million.

        During the year ended December 31, 2012, our investing activities used cash of $3.5 million. The cash used by investing activities for the year ended 2012 was due primarily from the net result of purchases of marketable securities exceeding the sale and maturity of similar marketable securities. Purchases of property and equipment for the year ended December 31, 2012 was $0.1 million.

Net cash provided by (used in) financing activities

        During the year ended December 31, 2014, our financing activities provided cash of $51.0 million. The cash provided by financing activities was primarily a result of proceeds received from the issuance of our common stock through our IPO and exercise of common stock options in the aggregate amount of $58.9 million, being partially offset by principal payments on notes payable of $5.5 million and payment of offering costs of $2.4 million.

        During the year ended December 31, 2013, our financing activities used cash of $4.3 million. The cash used in 2013 was primarily a result of the beginning of principal payments on notes payable of $4.6 million partially offset by the reduction of restricted cash of $0.2 million and proceeds from the exercise of common stock options of $0.1 million.

        During the year ended December 31, 2012, our financing activities provided cash of $33,000. The cash provided in 2012 was primarily due to cash received from the reduction of restricted cash of $50,000, offset partially by the payment of loan financing fees in the amount of $31,000.

  Credit Facility

        In December 2011, we entered into a $15.0 million senior secured credit facility with Oxford Finance LLC and Silicon Valley Bank and we drew down all available funds from the facility at that time. Pursuant to the terms of the loan and security agreement evidencing the credit facility, we made monthly payments of interest only through January 1, 2013 and, thereafter, we make monthly payments of principal and interest over the remaining 33 months of the loan. The credit facility bore interest at the rate of 8.85% per annum. Monthly payments were $513,765. The final payment would have included an additional interest payment of $0.3 million, which was being recognized as interest expense over the term of the loan. As a result, the effective interest rate on the loan was 9.49% per annum. We were permitted to prepay the debt subject to certain prepayment fees. The credit facility also prohibited us from paying dividends on our equity securities.

        The credit facility was secured by all of our assets other than intellectual property for which we had provided a negative pledge. The credit facility contained customary affirmative and negative covenants. As of December 31, 2014 and December 31, 2013, we were in compliance with all of the covenants under our credit facility.

        The principal balance of the loan was $4.9 million at December 31, 2014. In February 2015, we paid the remaining outstanding principal and applicable prepayment penalties in full.

  Plan of Operation

        We anticipate we will incur net losses for the next several years as we complete preclinical studies and initiate clinical development of our RORgt and LXRb programs. In addition, we plan to continue to invest in discovery efforts to explore additional targets, including our new discovery program in immuno-oncology, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful or if the FDA does not approve our product candidates arising out of our current preclinical program when we expect, or at all.

        We are a publicly-traded company and incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and The NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that we were not required to incur as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We estimate that we will incur approximately $2.0 million to $3.0 million in incremental costs per year associated with being a publicly traded company, although it is possible that our incremental costs will be higher than we currently estimate.

        We believe that the net proceeds from our follow-on public offering of $37.8 million in January 2015 and our existing cash, cash equivalents and marketable securities as of December 31, 2014, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements through the end of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If we are required to raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also seek funding through collaborations or other similar arrangements with third parties. If we are unable to raise sufficient additional capital we may need to substantially curtail our planned operations.

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

Please see "Risk Factors" for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations at December 31, 2014:

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Short-term debt obligation (including interest)	$5,438	$5,438	$—	$—	$—
Operating lease obligations(1)	2,486	790	1,696	—	—

Total contractual cash obligations	$7,924	$6,228	$1,696	$—	$—

(1)
Our operating lease obligations are primarily related to leases for our office and lab facilities.

        The table above detailing contractual commitments and obligations does not include severance pay obligations to certain of our executive officers in the event of a not-for-cause termination under existing employment contracts. The cash amount for which we might be liable upon any such termination, based on current executive pay and bonus levels, could range between $0.1 million to $1.3 million.

Purchase Commitments

        We have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable basis.

Off-Balance Sheet Arrangements

        During the years ended December 31, 2014 and 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Tax Loss Carryforwards

        As of December 31, 2014, we have net operating loss, or NOL, carryforwards of approximately $84.2 million to offset future federal income taxes and approximately $81.4 million to offset future state income taxes. The federal and state net operating loss carryforwards begin to expire in 2024. Pennsylvania limits the amount of NOL carryforwards which can be used to offset Pennsylvania taxable income. For taxable years beginning after 2014, the limitation is the greater of $5.0 million or 30% of Pennsylvania taxable income before the NOL deduction. We also have research and development and investment tax credit carryforwards of approximately $6.0 million to offset future federal income taxes, and approximately $0.4 million to offset future Pennsylvania state income taxes. The federal and state tax credits begin to expire in 2021.

        The NOL carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry-forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. Additionally, U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, therefore, we may not be able to take full advantage of these carry-forwards for federal income tax purposes. We intend to evaluate the ownership history of our company to determine if there were any ownership changes as defined under Section 382(g) of the Code before utilizing the NOL carry-forwards.

        At December 31, 2014, we recorded a 100% valuation allowance against our deferred tax assets of approximately $58.0 million, as our management believes it is not more likely than not that they will be realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to recognize the income tax benefit attributable to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Recently Issued Accounting Standards

        We did not adopt any new accounting pronouncements during the years ended December 31, 2014 and 2013 that had a material effect on our financial statements.

        In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will supersede and replace nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. We are evaluating the impacts of the guidance contained in ASU 2014-09 and have not yet determined what, if any, effect ASU 2014-09 will have on our results of operations or financial condition.

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued, and to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. We are currently evaluating the impact of the adoption of ASU 2014-15 on our financial statements.

JOBS Act

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies.

        As an emerging growth company, we have irrevocably elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates. As of December 31, 2014 and 2013, we had cash and cash equivalents and marketable securities of $65.3 million and $32.5 million, respectively, consisting of money market funds, certificates of deposit, corporate debt securities and U.S. Government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

        We contract with research organizations and investigational sites globally. We may be subject to fluctuations in foreign currency rates in connection with payments made under these agreements. Historically, we have not hedged our foreign currency exchange rate risk, as the impacts of changes in foreign currency rates on payments made under these arrangements have not been material.

        Our long-term debt obligations bear interest at fixed rates. As a result, we have limited exposure to changes in interest rates.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements and supplementary data required pursuant to this Item are presented beginning on page F-1 of this report.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        In connection with the preparation of this Annual Report on Form 10-K, the Company completed an evaluation, as of December 31, 2014, under the supervision of and with participation from the Company's management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company's disclosure controls and procedures. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        Not applicable.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding our directors, including the audit committee and audit committee financial experts, and executive officers corporate governance, our code of conduct and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of fiscal year ended December 31, 2014 ("2015 Proxy Statement") and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item regarding executive compensation will be included in our 2015 Proxy Statement and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership and certain beneficial owners and management will be included in our 2015 Proxy Statement and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2015 Proxy Statement and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item regarding principal accounting fees and services will be included in our 2015 Proxy Statement and is incorporated herein by reference.

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this report:

          (1)   Financial Statements.    The financial statements filed as part of this report are listed on the Index to Financial Statements on page F-1.

          (2)   Financial Statement Schedules.    All financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the financial statements or notes thereto.

          (3)   Exhibits.    The exhibits required by Item 601 of Regulation S-X and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vitae Pharmaceuticals, Inc.
March 31, 2015	/s/ JEFFREY S. HATFIELD President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. HATFIELD	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2015
/s/ RICHARD MORRIS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2015
/s/ DONALD HAYDEN	Chairman of the Board	March 31, 2015
/s/ PETER BARRETT, PH.D.	Director	March 31, 2015
/s/ ROBERT V. GUNDERSON, JR.	Director	March 31, 2015
/s/ CHARLES W. NEWHALL, III	Director	March 31, 2015
/s/ BRYAN ROBERTS, PH.D.	Director	March 31, 2015
/s/ CHARLES A. ROWLAND, JR.	Director	March 31, 2015
/s/ GINO SANTINI	Director	March 31, 2015

Vitae Pharmaceuticals, Inc.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vitae Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Vitae Pharmaceuticals, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations, comprehensive (loss) income, convertible preferred stock and stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitae Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 31, 2015

Vitae Pharmaceuticals, Inc.

Balance Sheets

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$29,494,755	$21,155,247
Marketable securities, available-for-sale	35,823,545	11,299,206
Prepaid expenses and other current assets	1,516,193	968,342

Total current assets	66,834,493	33,422,795
Cash—restricted	200,000	200,000
Property and equipment, net	417,629	377,996
Deferred offering costs	207,743	—
Other assets	—	26,963

Total assets	$67,659,865	$34,027,754

Liabilities, convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Notes payable—current portion	$4,804,176	$5,281,502
Accounts payable	641,590	458,511
Accrued expenses	3,139,721	1,700,719
Interest payable	278,620	76,687
Deferred revenue	—	2,000,000

Total current liabilities	8,864,107	9,517,419
Deferred rent and lease incentives	77,707	90,782
Notes payable	—	4,804,176
Interest payable	—	162,222
Preferred stock warrant liability	—	477,375

Total liabilities	8,941,814	15,051,974

Commitments and contingencies
Convertible preferred stock:
Convertible Series A-1 preferred stock, $0.0001 par value, 0 and 675,000 shares authorized, 0 and 29,346 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	675,000
Convertible Series A-2 preferred stock, $0.0001 par value, 0 and 16,575,000 shares authorized, 0 and 717,379 shares issued and outstanding at December 31 ,2014 and 2013, respectively	—	16,379,250
Convertible Series B preferred stock, $0.0001 par value, 0 and 151,812,780 shares authorized, 0 and 6,570,106 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	63,964,035
Convertible Series C preferred stock, $0.0001 par value, 0 and 16,700,007 shares authorized, 0 and 724,632 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	14,936,553
Convertible Series D preferred stock, $0.0001 par value, 0 and 26,012,500 shares authorized, 0 and 1,086,956 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	29,915,093
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 15,000,000 and 0 shares authorized at December 31, 2014 and 2013, respectively, no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.0001 par value, 150,000,000 and 312,825,000 shares authorized at December 31, 2014 and 2013, respectively, 18,026,892 and 588,988 shares issued and 18,026,892 and 588,733 shares outstanding at December 31, 2014 and 2013, respectively	1,803	59
Additional paid in capital	188,735,965	3,983,222
Treasury stock	—	(938)
Accumulated comprehensive (loss) income	(38,812)	67
Accumulated deficit	(129,980,905)	(110,876,561)

Total stockholders' equity (deficit)	58,718,051	(106,894,151)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$67,659,865	$34,027,754

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Operations

	Year Ended December 31,
	2014	2013	2012
Collaborative revenues	$8,668,786	$22,512,683	$22,347,827
Operating expenses:
Research and development	19,304,843	14,916,562	15,926,614
General and administrative	7,913,847	5,405,769	4,915,124

Total operating expenses	27,218,690	20,322,331	20,841,738

(Loss) income from operations	(18,549,904)	2,190,352	1,506,089
Other (expenses) income:
Other income	343,318	327,391	243,000
Interest income	63,932	69,497	100,619
Interest expense	(960,752)	(1,425,342)	(1,626,622)

Total other (expenses) income	(553,502)	(1,028,454)	(1,283,003)

Net (loss) income	$(19,103,406)	$1,161,898	$223,086

Per share information:
Net (loss) income per common share:
Basic	$(3.61)	$0.00	$0.00
Diluted	$(3.61)	$0.00	$0.00
Weighted-average number of common shares:
Basic	5,290,534	563,136	542,320
Diluted	5,290,534	563,136	542,320

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2014	2013	2012
Net (loss) income	$(19,103,406)	$1,161,898	$223,086
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	(38,879)	(2,906)	5,859

Comprehensive (loss) income	$(19,142,285)	$1,158,992	$228,945

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.
Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

											Stockholders' Equity (Deficit)
	Convertible Preferred Stock
															Accumulated Other Comprehensive Income (Loss)
	Series A-1		Series A-2		Series B		Series C		Series D		Common Stock
													Additional Paid in Capital	Treasury Stock		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2011	29,346	$675,000	717,379	$16,379,250	6,564,736	$63,964,023	724,632	$14,936,553	1,086,956	$29,915,093	536,882	$54	$3,474,561	$(17,917)	$(2,886)	$(112,200,070)	$(108,746,258)
Cashless exercise of preferred stock warrants	—	—	—	—	5,370	12	—	—	—	—	—	—	(12)	—	—	—	(12)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	22,959	2	52,960	—	—	—	52,962
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(39,605)	—	—	(39,605)
Retirement of common stock	—	—	—	—	—	—	—	—	—	—	(5,086)	(1)	(11)	38,605	—	(38,593)	—
Unrealized gains on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,859	—	5,859
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	280,210	—	—	—	280,210
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	223,086	223,086

Balance at December 31, 2012	29,346	$675,000	717,379	$16,379,250	6,570,106	$63,964,035	724,632	$14,936,553	1,086,956	$29,915,093	554,755	$55	$3,807,708	$(18,917)	$2,973	$(112,015,577)	$(108,223,758)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	42,823	5	75,680	—	—	—	75,685
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,923)	—	—	(4,923)
Retirement of common stock	—	—	—	—	—	—	—	—	—	—	(8,590)	(1)	(19)	22,902	—	(22,882)	—
Unrealized gains on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,906)	—	(2,906)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	99,853	—	—	—	99,853
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,161,898	1,161,898

Balance at December 31, 2013	29,346	675,000	717,379	16,379,250	6,570,106	63,964,035	724,632	14,936,553	1,086,956	29,915,093	588,988	59	3,983,222	(938)	67	(110,876,561)	(106,894,151)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	40,230	4	58,754	—	—	—	58,758
Initial public offering of common stock, net of expenses	—	—	—	—	—	—	—	—	—	—	7,906,250	791	56,400,651	—	—	—	56,401,442
Reclassification of preferred stock warrant liability to equity upon closing of IPO	—	—	—	—	—	—	—	—	—	—	—	—	176,081	—	—	—	176,081
Conversion of preferred stock into common stock on a one-for-one basis at IPO	(29,346)	(675,000)	—	—	(6,570,106)	(63,964,035)	(724,632)	(14,936,553)	(1,086,956)	(29,915,093)	8,411,040	841	109,489,840	—	—	—	109,490,681
Conversion of preferred stock into common stock on a 1.5064-for-one basis at IPO	—	—	(717,379)	(16,379,250)	—	—	—	—	—	—	1,080,640	108	16,379,142	—	—	—	16,379,250
Retirement of common stock	—	—	—	—	—	—	—	—	—	—	(256)	—	—	938	—	(938)	—
Unrealized losses on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(38,879)	—	(38,879)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,248,275	—	—	—	2,248,275
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,103,406)	(19,103,406)

Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—	18,026,892	$1,803	$188,735,965	$—	$(38,812)	$(129,980,905)	$58,718,051

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net (loss) income	$(19,103,406)	$1,161,898	$223,086
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	212,690	204,733	531,589
Stock-based compensation expense	2,248,275	99,853	280,210
Deferred rent and lease incentives	1,144	(4,584)	(119,580)
Amortization of deferred financing fees	218,833	218,834	218,834
Revaluation of preferred stock warrant liability	(301,294)	(243,000)	(243,000)
Gain on disposal of equipment	(2,500)	(5,934)	—
Changes in assets and liabilities:
Accounts receivable	—	8,740,000	(8,669,708)
Prepaid expenses and other current assets	(558,222)	(78,219)	462,146
Accounts payable and accrued expenses	1,399,017	939,500	(510,260)
Deferred revenue	(2,000,000)	1,056,307	(2,201,307)
Interest payable	39,711	46,062	190,625

Net cash (used in) provided by operating activities	(17,845,752)	12,135,450	(9,837,365)

Investing activities:
Purchases of property and equipment	(256,219)	(185,890)	(128,831)
Proceeds from disposal of property and equipment	2,500	6,700	—
Purchases of investments	(50,482,140)	(23,009,180)	(32,553,054)
Sales of investments	25,918,922	28,860,000	29,163,250

Net cash (used in) provided by investing activities	(24,816,937)	5,671,630	(3,518,635)

Financing activities:
Principal payments under debt facilities	(5,463,002)	(4,601,738)	—
Payment of debt financing costs	—	—	(30,808)
Payment of offering costs	(2,416,059)	—	—
Restricted cash	—	250,000	50,000
Proceeds from the issuance of common stock, net of repurchases	58,881,258	70,762	13,357

Net cash provided by (used in) financing activities	51,002,197	(4,280,976)	32,549

Net increase (decrease) in cash and cash equivalents	8,339,508	13,526,104	(13,323,451)
Cash and cash equivalents at beginning of period	21,155,247	7,629,143	20,952,594

Cash and cash equivalents at end of period	$29,494,755	$21,155,247	$7,629,143

Supplemental disclosures of cash flow information:
Cash paid for interest	$702,208	$1,160,446	$1,217,163

Non-cash reclassification of preferred stock warrants to additional paid-in capital	$176,081	$—	$—

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

1. Organization

        Vitae Pharmaceuticals, Inc. ("Vitae" or the "Company") is a clinical-stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases where there are significant unmet medical needs. The Company is developing a robust and growing portfolio of novel product candidates internally generated by Contour®, its proprietary structure-based drug discovery platform. The Company has two partnered product candidates in the clinic and several wholly-owned drug candidates in preclinical development.

        The Company's most advanced product candidate is VTP-34072, which is in a Phase 2 clinical trial for the treatment of type 2 diabetes. The Company was previously developing VTP-37948/BI 1181181, or BI 1181181, for the treatment and prevention of Alzheimer's disease ("Alzheimer's") in collaboration with Boehringer Ingelheim GmbH ("BI"). However, in the first quarter of 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. Both the Company's type 2 diabetes and Alzheimer's programs are being developed under separate collaboration with BI. The collaborations with BI has provided the Company with an aggregate of $158 million in funding as of December 31, 2014, including $30 million from sales of the Company's equity securities and $128 million in upfront license fees, research funding and success-based milestones.

        The Company has several wholly-owned product candidates advancing in preclinical development, including VTP-43742 for the treatment of autoimmune disorders, VTP-38543 for the treatment of atopic dermatitis and VTP-38443 for the treatment of acute coronary syndrome. The Company intends to advance and retain rights to these and other programs and product candidates that the Company believes it can develop and commercialize, and to strategically partner where doing so can accelerate the program and generate non-dilutive capital for Vitae.

        Vitae is currently pursuing the following strategies: advance its growing portfolio of product candidates, establish late-stage development and commercialization capabilities for certain of the Company's product candidates in the U.S. and potentially other markets, selectively collaborate with large biotechnology and pharmaceutical companies to maximize the value of the Company's product candidates, leverage Contour to rapidly discover novel small molecule product candidates for additional validated, difficult-to-drug targets, and continue investing in technology, people and intellectual property.

        As of December 31, 2014, the Company had cash, cash equivalents and short-term investments of approximately $65.3 million. In addition, the Company raised $37.8 million, after deducting underwriting discounts and commissions and other offering expenses, on January 28, 2015, through the issuance and sale of 3,450,000 shares of common stock in a public offering. Based on the Company's current operating plan, it believes that the Company's existing cash, cash equivalents and marketable securities, including the net proceeds from its public offering of common stock in January 2015, will be sufficient to fund its projected operating requirements through the end of 2016. However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company's planned research and development activities. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other life sciences companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

1. Organization (Continued)

its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products.

2. Summary of Significant Accounting Policies and Basis of Accounting

Basis of Accounting

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates ("ASU") of the Financial Accounting Standards Board ("FASB").

        On April 5, 2012, the Jump-Start Our Business Startups Act (the "JOBS Act") was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an "emerging growth company." The Company is considered an emerging growth company, but has elected to not take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Use of Estimates

        Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock-based compensation expense, the determination of the fair value of stock-based awards, the fair value of liability-classified preferred stock warrants, the accounting for research and development costs, accrued expenses and the recoverability of the Company's net deferred tax assets and related valuation allowance.

Segment and Geographic Information

        Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is its chief executive officer. The Company and its chief executive officer view the Company's operations and manage its business as one operating segment. All

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

revenues and long-lived assets of the Company are earned and reside in the United States and the Company's collaboration revenue is generated in the United States.

Concentrations of Credit Risk and Off-Balance Sheet Risk

        The Company invests cash that is not currently being used for operational purposes in accordance with its investment policy. The policy allows for the purchase of low-risk debt securities issued by U.S. government agencies and very highly rated corporations, subject to certain concentration limits. The weighted-average days to maturity of the Company's portfolio shall not exceed 12 months. The Company believes its established guidelines for investment of its excess cash maintain safety and liquidity through its policies on diversification and investment maturity.

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and available-for-sale marketable securities.

        The Company is exposed to credit risk in the event of default by the institutions holding the cash and cash equivalents, and that issue available-for-sale securities, to the extent of the amounts recorded on the balance sheets.

Cash and Cash Equivalents and Restricted Cash

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company was required to maintain a cash balance in the amount of $200,000 as collateral for an outstanding letter of credit at December 31, 2014 and 2013, respectively, and has classified this balance as restricted cash in the Balance Sheet. The Company is required to maintain the $200,000 letter of credit through January 2018. No amounts were outstanding under the letter of credit at December 31, 2014 and 2013.

Marketable Securities, Available-for-Sale

        Marketable securities consist of securities with original maturities greater than three months, and are comprised of securities issued by U.S. government agencies and corporate debt securities. Marketable securities recorded as current assets have maturities of less than one year from the balance sheet date. Marketable securities recorded as noncurrent assets have maturities of one year or greater from the balance sheet date.

        Management determines the appropriate classification of securities at the time of purchase. The Company has classified its investment portfolio as available-for-sale in accordance with ASC 320, Investments—Debt and Equity Securities. The Company's available-for-sale securities are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss). Marketable securities are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, then the carrying amount of the investment is written down to fair value and the write-down is included in the statements of comprehensive income as a loss.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

Deferred Rent and Lease Incentives

        Deferred rent and lease incentives consist of the difference between cash payments made under operating lease agreements and the related rent expense, which is recognized on a straight-line basis over the term of the lease. In August 2011, Vitae amended its facility lease agreement extending the expiration to January 31, 2018 in exchange for reduced rental rates during the extension period. Lease incentives received at the commencement of the lease are amortized on a straight-line basis over the original lease term and recorded as a reduction in rent expense. Recognition of rent expense exceeded actual cash rent payments by $1,144 for the year ended December 31, 2014. Cash rent payments exceeded rent expense by $4,584 and $119,580 for the years ended December 31, 2013 and 2012, respectively. Deferred rent and lease incentives were $90,782 and $89,638 as of December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

        At December 31, 2014 and 2013, the Company's financial instruments included cash and cash equivalents, restricted cash, marketable securities, accounts payable, accrued expenses and notes payable. The carrying amounts reported in the Company's financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. The Company's short- and long-term marketable securities are carried at fair value based on quoted market prices and other observable inputs. Notes payable approximates fair value because the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. At December 31, 2013, the Company also reported a preferred stock warrant liability. The carrying amount of the preferred stock warrant liability was the estimated fair value of the liability (Note 6). The Company has determined the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Deferred Offering Costs

        Generally, deferred offering costs consist of legal, accounting, and printing fees incurred in connection with offerings of the Company's equity securities, and are capitalized when incurred. In connection with the Company's January 2015 underwritten public offering of common stock, deferred offering costs totaling $0.2 million were recognized in the balance sheet as of December 31, 2014.

Comprehensive Income

        Comprehensive income (loss) is defined as changes in stockholders' equity (deficit) exclusive of transactions with owners (such as capital contributions and distributions). Comprehensive income (loss) is comprised of net income (loss) and unrealized (losses) gains on marketable securities.

Property and Equipment

        Property and equipment consist primarily of laboratory equipment, computer equipment and software, office furniture and equipment and leasehold improvements, all of which are stated at cost,

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful life of the asset or the remaining lease term at the time the asset is placed into service, whichever is shorter. Maintenance and repairs are expensed as incurred. The following estimated useful lives were used to depreciate the Company's assets:

Estimated Useful Life
Laboratory equipment	5 years
Computer equipment and software	2 years
Office furniture and equipment	5 years
Leasehold improvements	Various

        Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the balance sheet accounts and any resulting gain or loss is charged to income.

Revenue Recognition

Revenue Arrangements with Multiple Deliverables

        The Company's revenues are generated primarily through collaborative arrangements which generally contain multiple elements, or deliverables, including licenses and research and development activities to be performed by the Company on behalf of the licensee. Payments to Vitae under these arrangements typically include one or more of the following: (1) nonrefundable, upfront license fees, (2) funding of discovery research efforts on a full-time equivalent ("FTE") basis, (3) reimbursement of research, development and intellectual property costs, (4) milestone payments, and (5) royalties on future product sales.

        The Company accounts for revenue arrangements with multiple deliverables entered into prior to January 1, 2011 in accordance with ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. The multiple-deliverable items are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The Company allocates the consideration it receives among the separate units of accounting based on their respective fair value, and applies the applicable revenue recognition criteria to each of the separate units. Where an item in a revenue arrangement with multiple deliverables does not constitute a separate unit of accounting and for which delivery has not occurred, the Company defers revenue until the delivery of the item is completed.

        Effective January 1, 2011, the Company adopted on a prospective basis Accounting Standards Update ("ASU") 2009-13, Multiple-Deliverable Revenue Arrangements, which amends ASC 605-25 and also adopted ASU 2010-17, Revenue Recognition—Milestone Method.

        In accordance with ASU 2009-13, the Company considers whether the deliverables under the arrangement represent separate units of accounting. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have stand-alone value. The consideration received is allocated to the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

        The Company determines the estimated selling price for agreement deliverables using the following hierarchy: (1) vendor-specific objective evidence ("VSOE"), (2) third-party evidence ("TPE") or (3) best estimate of selling price if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment and consideration of various factors including market conditions, items contemplated during agreement negotiation as well as internally developed net present value models.

        The Company typically receives upfront, nonrefundable payments when licensing its intellectual property. For intellectual property licenses that do not have stand-alone value from the other deliverables to be provided, revenue is recognized over the contractual or estimated performance period, which is typically the term of the research and development obligations. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the research and development agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

        Payments or reimbursements resulting from the Company's research and development efforts are recognized as the services are performed and are presented on a gross basis so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the balance sheet.

        In accordance with ASU 2010-17, Vitae recognizes revenue from milestone payments when: (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) Vitae does not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either the Company's performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company's performance to achieve the milestone, (b) relates solely to past performance, and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. The Company has concluded that the clinical and development and regulatory milestones pursuant to its research and development arrangements are substantive.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

        The following table details the amount of collaborative revenue recognized for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Amortization of upfront license fees	$150,000	$353,693	$1,921,307
Collaborative research payments:
FTE funding	1,850,000	3,108,000	3,436,000
Research and development costs	—	—	20,055
Intellectual property costs	668,786	1,050,990	970,465

Total collaborative research payments	2,518,786	4,158,990	4,426,520

Milestone revenue	6,000,000	18,000,000	16,000,000

Total collaborative revenue	$8,668,786	$22,512,683	$22,347,827

Research and Development Expenses

        Research and development costs are charged to expense as incurred. These costs include, but are not limited to, employee-related expenses, including salaries, benefits and travel and stock-based compensation of the Company's research and development personnel, expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies, the cost of acquiring, developing and manufacturing clinical trial materials, facilities, other supplies, allocated facilities, depreciation and other expenses, which include rent and utilities, insurance, and costs associated with preclinical activities and regulatory operations. Nonrefundable advances for future research and development services are deferred and recognized as expense as the related services are provided.

        Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

Accrued Clinical and Preclinical Expenses

        As part of the process of preparing the financial statements, the Company is required to estimate its accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with its applicable personnel to identify services that have been performed on its behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost. The majority of the Company's service providers invoice monthly in arrears for services performed. The Company makes estimates of its accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at that time. The Company periodically confirms the accuracy of the estimates

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

with the service providers and makes adjustments if necessary. Examples of estimated accrued clinical expenses include:

  •
  fees paid to vendors in connection with the preclinical development activities;

  •
  fees paid to contract manufacturers in connection with the production of preclinical and clinical trial materials;

  •
  fees paid to contract research organizations in connection with clinical studies; and

  •
  fees paid to investigative sites in connection with clinical studies.

        The Company bases its expenses related to preclinical and clinical studies on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual accordingly. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company's understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

Preferred Stock Warrants

        Prior to the Company's IPO, the Company accounted for its preferred stock warrants as liabilities in accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity as the warrants entitle the holder to purchase preferred stock that was considered contingently redeemable. The fair value of the preferred stock warrant liability was re-measured at the end of each reporting period, and any changes in fair value were recognized in the Statements of Operations as other income or expense. Upon the closing of the IPO, the preferred stock warrant was, in accordance with its terms, automatically converted into a warrant to purchase common stock, which resulted in the reclassification of the preferred stock warrant liability to additional paid-in capital. Upon reclassification, no further changes in fair value will be recognized in other income or expense. The fair value of the preferred stock warrant liability was classified as Level 3 measurements (see Note 6).

Stock-Based Compensation Expense

        The Company accounts for stock-based compensation expense in accordance with the provisions of ASC 718, Compensation—Stock Compensation, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of or may be settled by the issuance of the enterprise's equity instruments. ASC 718 requires that an entity measure the cost of equity-based

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

service awards based on the grant-date fair value of the award and recognize the cost of such awards over the period during which the employee is required to provide service in exchange for the award (the vesting period).

        For stock options issued to employees and members of the Board for their services on the Board, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock over a period consistent with the expected life of the option, risk-free interest rates, the value of the common stock and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, the Company recognizes stock-based compensation expense, net of estimated forfeitures, equal to the grant date fair value of stock options on a straight-line basis over the requisite service period, which is generally the vesting term. For awards subject to both performance and service-based vesting conditions, the Company recognizes stock-based compensation expense using the straight-line recognition method when it is probable that the performance condition will be achieved. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The Company utilizes significant estimates and assumptions in determining the fair value of its common stock. The Board determined the estimated fair value of the Company's common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry and the prices at which the Company sold shares of redeemable convertible preferred stock, the superior rights and preferences of securities senior to the Company's common stock at the time, and the likelihood of achieving a liquidity event, such as an IPO or sale of the Company.

        Stock-based compensation expense recognized for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Research and development	$232,572	$18,920	$114,591
General and administrative	2,015,703	80,933	165,619

Total stock-based compensation	$2,248,275	$99,853	$280,210

Income Taxes

        Income taxes are recorded in accordance with ASC 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

        The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes interest and penalties accrued on any unrecognized tax benefits in its provision for income taxes in the Statement of Operations. As of December 31, 2014 and 2013, the Company does not have any significant uncertain tax positions.

Net Income (Loss) Per Common Share

        Prior to the Company's IPO in September 2014, the Company used the two-class method to compute net income per common share because the Company had outstanding securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings available to common stockholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. Each series of the Company's convertible preferred stock were entitled to receive annual non-cumulative dividends that ranged from $0.60 - $1.66 per share, payable prior and in preference to dividends paid to holders of common stock when and if declared by the Company's board of directors. In the event a dividend was paid on common stock, holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis).

        For periods with net income prior to the IPO, net income per common share information is computed using the two-class method. Under the two-class method, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Basic net income attributable to common stockholders is computed by an adjustment to subtract from net income the portion of current year earnings that the preferred stockholders would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the convertible preferred shares had no obligation to fund losses.

        Diluted net income (loss) per common share is computed by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stock, the dilutive effects of stock options, restricted stock units, and warrants. Potential dilutive shares consist of incremental common stock issuable upon the exercise of stock options and warrants. Basic and dilutive computations are the same in periods with net losses attributable to common stockholders as the dilutive effects of stock options, restricted stock units and warrants would be antidilutive.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

Recent Accounting Pronouncements

        In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company is evaluating ASU 2014-09 and has not yet determined what, if any, effect ASU 2014-09 will have on its results of operations or financial condition.

        In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern." ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued, and to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for the Company for annual reporting periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its financial statements.

3. Net Income (Loss) Per Common Share

        The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Basic and diluted net (loss) income per common share calculation:
Net (loss) income	$(19,103,406)	$1,161,898	$223,086
Less: Undistributed earnings allocated to participating securities	—	(1,161,898)	(223,086)

Net loss attributable to common stockholders	(19,103,406)	—	—
Weighted average common shares—basic and diluted	5,290,534	563,136	542,320

Net (loss) income per common share—basic and diluted	$(3.61)	$0.00	$0.00

        Diluted net income (loss) per share for the years presented do not reflect the following potential common shares, as the effect would be antidilutive:

	Year Ended December 31,
	2014	2013	2012
Stock options	1,484,696	1,291,917	1,907,568
Restricted stock units	391,304	391,304	—
Warrants	45,468	45,468	46,751
Convertible preferred stock	—	9,491,680	9,491,680

Total	1,921,468	11,220,369	11,445,999

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

4. Property and Equipment

        Property and equipment, net of accumulated depreciation and amortization consisted of the following:

	December 31,
	2014	2013
Laboratory equipment	$3,253,683	$3,085,736
Computer equipment and software	1,474,310	1,452,580
Office furniture and equipment	318,839	311,564
Leasehold improvements	3,402,330	3,357,312
Construction in process	—	10,293
Less accumulated depreciation and amortization	(8,031,533)	(7,839,489)

Property and equipment, net	$417,629	$377,996

        Depreciation expense was $212,690, $204,733 and $531,589 for the years ended December 31, 2014, 2013 and 2012, respectively.

5. Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2014	2013
Payroll and related costs	$1,710,439	$1,230,428
Research and development related costs	760,961	74,260
Offering costs	207,743	—
Legal and accounting related costs	264,959	341,901
Other	195,619	54,130

Total	$3,139,721	$1,700,719

6. Fair Value Measurements

        The Company measures certain assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The guidance in ASC 820 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company maximizes the use of quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

  •
  Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

6. Fair Value Measurements (Continued)

  •
  Level 2—Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

  •
  Level 3—Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

        The Company's Level 1 assets include money market funds and certificates of deposit ("CD"). Level 2 assets include U.S. government agency securities and corporate debt securities. The following fair value hierarchy tables present information about each major category of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Fair Value Measurements as of December 31, 2014 Using
	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets
Money market funds	$25,664,911	$—	$—	$25,664,911
Other cash equivalents	—	2,179,290	—	2,179,290
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	35,823,545	—	35,823,545

Total assets	$25,864,911	$38,002,835	$—	$63,867,746

	Fair Value Measurements as of December 31, 2013 Using
	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Assets
Money market funds	$18,512,463	$—	$—	$18,512,463
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	11,299,206	—	11,299,206

Total assets	$18,712,463	$11,299,206	$—	$30,011,669

Liabilities
Preferred stock warrant liability	$—	$—	$477,375	$477,375

Total liabilities	$—	$—	$477,375	$477,375

        Prior to the Company's IPO, the Company accounted for its preferred stock warrants as liabilities in accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity as the warrants entitle the holder to purchase preferred stock that was considered contingently redeemable. The fair value of the preferred stock warrant liability was re-measured at the end of each reporting period, and any changes in fair value were recognized in the Statements of Operations as other income or expense. Upon the closing of the IPO, the preferred stock

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

6. Fair Value Measurements (Continued)

warrant was, in accordance with its terms, automatically converted into a warrant to purchase common stock, which resulted in the reclassification of the preferred stock warrant liability, measured at its fair value as of the IPO date, to additional paid-in capital. Effective as of the reclassification date, no further changes in fair value will be recognized in other income or expense.

        The fair value of the warrants on the date of issuance and on each re-measurement date of those warrants classified as liabilities was estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average volatility of 83% and weighted average fair value of the underlying instruments of $8.00 and $16.33, and weighted average risk-free interest rate of 2.01% and 2.68%, at September 24, 2014 and December 31, 2013, respectively. For this liability, the Company developed its own assumptions that did not have observable inputs or available market data to support the fair value. This method of valuation involved using inputs such as the fair value of the Company's common stock, stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants was considered a Level 3 measurement. For the period January 1, 2014 to September 24, 2014, the date of the Company's IPO, the fair value of the preferred stock warrant liability decreased $301,294 to its then fair value amount of $176,081, which was reclassified to additional paid-in capital. The table below sets forth a summary of changes in fair value of the Company's Level 3 financial instruments measured on a recurring basis:

Preferred Stock Warrant Liability
Balance as of January 1, 2013	$720,375
Changes in estimated fair value	(243,000)

Balance as of December 31, 2013	$477,375
Changes in estimated fair value	(301,294)
Reclassification of warrants to additional paid-in capital	(176,081)

Balance as of December 31, 2014	$—

7. Investments

Marketable Securities

        Marketable securities consisted of the following as of December 31, 2014 and 2013:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
Corporate notes and bonds	$35,862,357	$573	$(39,385)	$35,823,545

Total marketable securities	$35,862,357	$573	$(39,385)	$35,823,545

December 31, 2013
U.S. government and agency	$500,066	$64	$—	$500,130
Corporate notes and bonds	10,799,073	1,964	(1,961)	10,799,076

Total marketable securities	$11,299,139	$2,028	$(1,961)	$11,299,206

        As of December 31, 2014, the Company's marketable securities had maturities that were less than one year.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

8. Notes Payable

Term Notes

Silicon Valley Bank and Oxford Finance Corp.—2011 Credit Facility

        In December 2011, the Company entered into a $15 million senior secured credit facility with Silicon Valley Bank and Oxford Finance Corp. (together, the Lenders) and drew-down all funds at that time. Pursuant to the terms of the loan and security agreement evidencing the credit facility, the Company made monthly payments of interest only through January 1, 2013 and, thereafter, will make monthly payments of principal and interest over the remaining 33 months of the loan. The credit facility bears interest at the rate of 8.85%. The final payment will include an additional interest payment of $300,000, which is being recognized in interest expense over the term of the note. Therefore, the effective interest rate on the loan is 9.49%. The Company may prepay the debt provided it pays certain prepayment fees.

        The loan is secured by all of the Company's assets other than intellectual property for which the Company has provided a negative pledge. The Company cannot grant a license to its intellectual property without the prior consent of the Lenders except for certain predefined situations. The loan prohibits the Company from paying dividends on its equity securities.

        In connection with the credit facility, the Company issued to Silicon Valley Bank and Oxford Financial Corp. 10-year warrants to purchase an aggregate of 29,889 shares of Series D preferred stock with an exercise price of $27.60 per share. The Series D preferred stock warrants were immediately converted into warrants to purchase common stock upon the closing of the Company's IPO. Upon issuance, the estimated fair value of the preferred stock warrants was $680,625 determined using the Black-Scholes option pricing model and was recorded as a debt discount, with a corresponding credit to the preferred stock warrant liability. The debt discount is being accreted to interest expense over the term of the loan. As of December 31, 2014, the unamortized debt discount was $131,084 and the Company accreted $181,500 to interest expense for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, the Company incurred and capitalized a total of $140,000 in debt issuance costs which are being amortized on a straight-line basis as additional interest expense over the expected 45-month loan term.

        The Company also issued Series D preferred stock warrants in conjunction with a credit facility that is no longer outstanding. All Series D preferred stock warrants were recorded as liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity. Prior to the IPO, the fair value of the preferred stock warrant liability was re-measured at the end of each reporting period, and any changes in fair value was recognized in the Statements of Operations as other income or expense. Upon the closing of the IPO, the preferred stock warrants were, in accordance with its terms, automatically converted into warrants to purchase common stock, which resulted in the reclassification of the preferred stock warrant liability to additional paid-in capital. Upon reclassification, no further changes in fair value will be recognized in other income or expense. See Note 6 for further details.

        The principal balance of the loan was $4,935,260 and $10,398,262 at December 31, 2014 and 2013, respectively. In February 2015, the Company paid the remaining outstanding principal and applicable prepayment penalties in full. See Note 18 for further details.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

8. Notes Payable (Continued)

        Aggregate maturities of all term notes are as follows (amounts exclude unamortized discount at December 31, 2014):

2015	$4,935,260

9. Stockholders' Equity (Deficit)

Common Stock

        On September 29, 2014, the Company closed its IPO, in which it issued and sold 6,875,000 shares of common stock at a price of $8.00 per share, for aggregate gross proceeds of $55.0 million. On October 27, 2014, the underwriters of the Company's IPO exercised in full their over-allotment option and the Company issued and sold an additional 1,031,250 shares of common stock at the IPO price of $8.00 per share, for aggregate gross proceeds of $8.3 million. Total net proceeds for the IPO and the underwriters exercise of their over-allotment option was $56.4 million after deducting underwriting fees and other offerings expenses. As of December 31, 2014, the Company had authorized 150,000,000 shares of common stock at $0.0001 par value. The Company has issued 18,026,892 shares of common stock at prices ranging from $0.0001 to $8.00 including 343,534 and 91,586 shares of common stock issued through the exercise of options in the 2001 Stock Plan and 2004 Stock Plan, respectively. There were 18,026,892 and 588,733 shares of common stock outstanding as of December 31, 2014 and December 31, 2013, respectively. See Note 18 regarding the Company's January 2015 public offering of additional shares of common stock.

        Each holder of common stock is entitled to one vote per share on all matters submitted to a vote of stockholders. The Company has not provided for cumulative voting in the election of directors. Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of the Company's common stock are entitled to receive dividends out of assets legally available at the times and in the amounts that the board of directors may determine from time to time. Upon the Company's liquidation, dissolution or winding-up, the holders of common stock are entitled to share ratably in all assets remaining after payment of all liabilities and the liquidation preferences of any outstanding preferred stock. Holders of common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Company's common stock.

Preferred Stock

        In connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation that established the preferred stock the Company was authorized to issue. As of December 31, 2014, the Company had authorized 15,000,000 shares of preferred stock at $0.0001 par value. There were no shares of preferred stock issued or outstanding as of December 31, 2014.

        As of December 31, 2013, the Company had authorized 211,775,287 shares of preferred stock at $0.0001 par value. The shares were further designated as 675,000 shares of Series A-1 preferred stock, 16,575,000 shares of Series A-2 preferred stock, 151,812,780 shares of Series B preferred stock, 16,700,007 shares of Series C preferred stock, and 26,012,500 shares of Series D preferred stock. The

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

9. Stockholders' Equity (Deficit) (Continued)

Company had the following convertible preferred stock outstanding which immediately converted into common shares upon the closing of the Company's IPO on September 29, 2014:

	Preferred to Common Conversion Ratio	Preferred Shares Outstanding	Conversion into Common Shares upon Initial Public Offering
Series A	1.00-to-1.00	29,346	29,346
Series A-2	1.00-to-1.51	717,379	1,080,640
Series B	1.00-to-1.00	6,570,106	6,570,106
Series C	1.00-to-1.00	724,632	724,632
Series D	1.00-to-1.00	1,086,956	1,086,956

Total		9,128,419	9,491,680

Treasury Stock

        The Company retired 256 treasury shares during the year ended December 31, 2014. Treasury stock is recorded using the cost method. Treasury stock retirements are recorded by deducting the par value from common stock and charging the remaining excess of cost over par to accumulated deficit.

Warrants

        Series D preferred stock warrants were immediately converted into common stock warrants upon the closing of the Company's IPO. As of December 31, 2014, the Company had 45,468 warrants outstanding for the purchase of common stock at exercise prices ranging from $20.70 - $27.60. The following table summarizes the warrants outstanding and exercisable as of December 31, 2014:

Warrants to Purchase	Shares	Exercise Price	Expiration Date
Common stock	1,449	$20.70	07/12/2016
Common stock	14,130	$27.60	08/28/2018
Common stock	29,889	$27.60	12/21/2021

Shares Reserved for Future Issuance

        At December 31, 2014, the Company has reserved the following shares of common stock for issuance:

Common stock options outstanding	1,484,696
Restricted stock units outstanding	391,304
Shares available for future grant under employee compensation plans	1,861,623
Shares available through employee stock purchase plan	250,000
Warrants	45,468

4,033,091

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

10. Employee Compensation Plans

        In July 2014, the Company's Board of Directors approved the 2014 Stock Plan (the 2014 Plan) and reserved to be authorized for issuance under the 2014 Plan the sum of (1) 1,782,500 shares of the Company's common stock, (2) the number of shares of the Company's common stock reserved under the Predecessor Plans (as defined below) that are not issued or subject to outstanding awards under the Predecessor Plans as of the closing of the Company's IPO and (3) any shares of the Company's common stock which are subject to outstanding options under the Predecessor Plans as of the closing of the Company's IPO that subsequently expire or lapse unexercised or are subsequently forfeited to or repurchased by the Company, provided that the shares reserved under clauses (2) and (3) above shall include no more than 1,070,687 shares of the Company's common stock. Under the 2014 Plan, options to purchase common stock, restricted stock and restricted stock units may be granted to the Company's employees, nonemployee directors, and consultants providing services to the Company. As of December 31, 2014, there are 1,861,623 shares available for grant without restriction. The aggregate number of shares of the Company's common stock reserved for issuance under the 2014 Plan shall automatically be increased on the first business day of each of the Company's fiscal years by a number equal to the smallest of (i) 4% of the total number of shares of the Company's common stock actually issued and outstanding on the last business day of the prior fiscal year (excluding any rights to purchase shares of the Company's common stock that may be outstanding, such as options or warrants), (ii) 1,426,000 shares of the Company's common stock or (iii) a number of shares of Common Stock determined by the Company's board of directors. As of January 1, 2015, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 721,076 shares, increasing the number of shares of common stock available for issuance under the 2014 Plan to 2,582,699 shares.

        The Company has three additional share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) the 2001 Stock Plan (the 2001 Plan); (ii) the 2004 Stock Plan (the 2004 Plan); and the 2013 Stock Plan (the 2013 Plan, and collectively with the 2001 Plan and the 2004 Plan (the Predecessor Plans)). In November 2013, the Company's board of directors authorized a decrease in the number of shares available for issuance under the 2001 Plan by 530,674 shares and the automatic transfer of shares to the 2013 Plan from the 2001 and 2004 Plans that become available due to expiry, cancellation, termination or forfeiture. Through December 31, 2014, 402,530 shares became available under the 2001 Plan, due to expiration and forfeiture, which were automatically transferred to the 2013 Plan and subsequently to the 2014 Plan as described in the immediately preceding paragraph.

Stock Options

        All options granted under the Plans were granted with exercise prices equal to or above the fair market value of the Company's common stock on the date of grant. Options granted under the Plans vest over a time period or based on performance milestones established at the sole discretion of the Company's board of directors or its compensation committee. Vesting for time-based options generally occurs over a period of not greater than four years. All stock options expire no later than ten years from the grant date. As of December 31, 2014, the Company has 117,159 options that will expire during the year ended December 31, 2015, unless exercised. Under the terms of the Plans, employees may use shares to exercise a portion of these options. Shares tendered for this purpose are valued at the fair market value as of the date the options are exercised.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

10. Employee Compensation Plans (Continued)

        The following table summarizes stock option activity under the Plans during the year ended December 31, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	1,291,917	$4.3194
Granted	463,008	$5.9434
Exercised	(40,230)	$1.4602
Expired	(210,043)	$4.1992
Forfeited	(19,956)	$7.0579

Outstanding, December 31, 2014	1,484,696	$4.8840	5.30	$17,454,021

Exercisable, December 31, 2014	819,955	$3.6748	2.79	$10,630,885

Vested and Expected to Vest, December 31, 2014	1,454,906	$4.8411

        The total intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was $166,693 and $112,583, respectively. The cost of each stock-based compensation award is determined based on the grant-date fair value, net of the effects of estimated forfeitures of the awards, and is recognized into expense over the award's requisite service period. The weighted average fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $4.23, $3.68 and $4.83 per share, respectively.

        The Company granted 303,559 performance-based stock options to employees in March 2011. These performance options have a 10-year life and exercise prices equal to the fair value of the Company's stock at the grant date. Vesting of no more than 60% of these performance options is dependent on (i) meeting certain performance conditions, which relate to the Company's research and development progress, which were established by the Company's board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. Vesting of no more than 40% of these performance options is dependent on (i) meeting certain performance conditions, which relate to a deemed liquidation of the Company, an IPO or consummation of a strategic transaction, which were established by the Company's board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. The Company's board of directors determines if the performance conditions have been met. Stock-based compensation expense for these options is recorded when management estimates that the vesting of these options is probable based on the status of the Company's research and development programs and other relevant factors. As of December 31, 2014, 110,701 performance-based stock options have been deemed probable and stock-based compensation expense is recorded ratably over the service period associated with each performance condition. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

10. Employee Compensation Plans (Continued)

        The Company uses the Black-Scholes valuation model to determine the fair value of stock options at the grant date. The Black-Scholes valuation model requires the Company to make certain estimates and assumptions, including assumptions related to the expected price volatility of the Company's stock, the period during which the options will be outstanding, the rate of return on risk-free investments, and the expected dividend yield for the Company's stock.

        The fair values of stock options granted were calculated using the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Weighted-average risk-free interest rate	1.98%	1.42%	0.90%
Expected term of options (in years)	6.11	6.25	6.25
Expected stock price volatility	83.00%	85.00%	86.16%
Expected dividend yield	0%	0%	0%

        The weighted-average valuation assumptions used for each option grant were as follows:

  •
  Weighted-average risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities with maturities that are commensurate with the expected term of the option.

  •
  Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted is derived using the "simplified" method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment.

  •
  Expected stock price volatility: The expected volatility is based on historical stock price volatilities of similar entities within the Company's industry over the period that is commensurate with the expected term of the option.

  •
  Expected dividends yield: The dividend yield is assumed to be $0.00, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

        The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2014, 2013 and 2012 was $58,758, $70,762 and $13,357, respectively.

        As of December 31, 2014, excluding performance-based stock options that have not been deemed probable, the aggregate unrecognized stock-based compensation expense related to unvested options

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

10. Employee Compensation Plans (Continued)

granted under the Stock Plans that were expected to vest was $1,731,052. That expense is expected to be recognized as follows:

Year ending December 31,
2015	$616,550
2016	533,584
2017	468,723
2018	112,195

$1,731,052

        The aggregate estimated fair value of options for which the satisfaction of the related-performance conditions have not been deemed probable was $827,860 as of December 31, 2014.

Restricted Stock Units

        During 2013, the Company awarded a performance-based RSU covering 391,304 shares of common stock from the 2013 Plan. An RSU award entitles the holder to receive shares of the Company's common stock as the award vests. The performance-based RSU awarded in 2013 vests contingent upon the achievement of pre-determined performance-based milestones. Stock-based compensation expense is recognized when it is deemed probable that the performance-based goal will be met. The Company's board of directors or its compensation committee determines if the performance conditions have been met. The grant-date fair value of the RSU was $3.68 per share and was based on the fair market value of the Company's common stock on the date of grant.

        During the year ended December 31, 2014, the performance-based milestone on the RSU awarded in 2013 was deemed to be probable and the award was fully vested. The Company recorded $1,440,000 in stock-based compensation which was recorded as a general and administrative operating expense in the Statements of Operations.

        Under settlement procedures applicable to the outstanding RSU award held by the Company's chief executive officer, it is required to deliver the underlying 391,304 shares on March 13, 2015. On the settlement date, the Company withheld and remitted income taxes at applicable minimum statutory rates based on the then current value of the underlying shares. In connection with these net settlements the Company remitted the tax liabilities on behalf of its chief executive officer to the relevant tax authorities in cash.

11. Employee Benefit Plans

        In July 2014, the Company established an Employee Stock Purchase Plan (the Purchase Plan). Under the Company's Purchase Plan, eligible employees can participate and purchase common stock semi-annually through accumulated payroll deductions at such times as are established by the administrator. The Purchase Plan is administered by the Company's board of directors or a committee appointed by the Company's board of directors. Under the Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of a share of common stock on the exercise date or the offering date. In the offering period that began upon the closing of the Company's

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

11. Employee Benefit Plans (Continued)

IPO, the purchase price was 85% of the lower of the offering price per share on the cover of the Prospectus related to the IPO or the fair market value of a share of common stock on the exercise date. Eligible employees may contribute up to 15% of their eligible compensation. A participant may purchase a maximum of 2,100 shares of common stock per purchase period. The value of the shares purchased in any calendar year may not exceed $25,000.

        The Purchase Plan was effective upon the completion of the Company's IPO, at which time a total of 250,000 shares of the Company's common stock were made available for sale. As of the first business day of each fiscal year, commencing in 2015, the aggregate number of shares that may be issued under the Purchase Plan shall automatically increase by a number equal to the least of (i) 1% of the total number of shares of the Company's common stock actually issued and outstanding on the last business day of the prior fiscal year (excluding any rights to purchase shares of the Company's common stock that may be outstanding, such as options or warrants), (ii) 356,500 shares of the Company's common stock, or (iii) a number of shares of the Company's common stock determined by the Company's board of directors. As of January 1, 2015, the number of shares of common stock that may be issued under the Purchase Plan was automatically increased by 180,269 shares, increasing the number of shares of common stock available for issuance under the Purchase Plan to 430,269 shares. In accordance with ASC 718-50, the ability to purchase stock at 85% of the lower of the fair market value of a share of common stock on the offering date or the exercise date represents an option. The Company estimates the fair value of such options at the inception of each offering period using the Black-Scholes valuation model.

12. Collaborative Research Agreements

Boehringer Ingelheim

11b HSD1 Inhibitors

        In October 2007, the Company entered into a Research Collaboration and License Agreement with Boehringer Ingelheim International GmbH (BI) pursuant to which BI is responsible for the development and commercialization of 11b HSD1 inhibitors for certain indications, including type 2 diabetes (the 11b Agreement).

        The funded research period under the 11b Agreement for which the Company was required to provide research services ended in December 2009. During the year ended December 31, 2014, 2013 and 2012, the Company earned $6,000,000, $0 and $7,000,000, respectively, for the achievement of substantive development milestones. In 2014, the Company received a $6.0 million milestone payment as a result of the first patient having been dosed in the Phase 2 clinical trial which commenced in July 2014. The Company has earned $43 million in development milestones since the inception of the 11b Agreement and is eligible to receive up to $272 million in additional milestone payments based on the achievement of pre-specified events, including up to $42 million in development milestones, up to $105 million in regulatory milestones and up to $125 million in commercialization milestones. The preceding milestones are payable upon the first occurrence of any product to meet the contractual requirements. The Company is also eligible to receive 50% of the aforementioned milestone payments for any subsequent products and for any additional indications of a product to achieve those milestones.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

12. Collaborative Research Agreements (Continued)

        The Company has the right, subject to the approval of the joint steering committee established pursuant to the 11b Agreement, to develop and commercialize certain 11b HSD1 inhibitors for indications other than those considered part of metabolic syndrome or reduction of cardiovascular events.

Beta-site Amyloid Precursor Protein-cleaving Enzyme 1 (BACE) Inhibitors

        In June 2009, the Company entered into a Research Collaboration and License Agreement (the BACE Agreement) with BI pursuant to which BI is responsible for the development and commercialization of BACE inhibitors for the treatment of Alzheimer's disease and other forms of dementia.

        Under the BACE Agreement, the Company was obligated to provide 12 full-time-equivalent employees (FTE's) per month for a period of 36 months to provide research services. Under the terms of the BACE Agreement, the Company received an upfront, license fee of $15 million. This payment was initially recorded to deferred revenue. In addition, under the BACE Agreement, BI was required to make payments for each quarter during the 36-month funded research period of $1,020,000 for a total of $12,240,000. The license fee and the research collaboration fee were being recognized as revenue over the 36-month funded research period commencing June 2009 and continuing through June 2012, which was determined to be the Company's period of substantial involvement under the BACE Agreement. In April 2012, the initial research term was extended for an additional year through June 2013 and BI paid the Company an additional $2,960,000 for the research contributions over the 12 month extension period ($740,000 per quarter). During the extension period the Company was obligated to provide eight FTE's per month. The additional payment of $2,960,000 was recognized ratably over the extension period through June 2013. The revenue recognition period for the nonrefundable license fee was also extended on a prospective basis through June 2013.

        In December 2012, the Company amended the BACE Agreement to expand the core indication definition to include certain other indications, including diabetes and metabolic syndrome. Under the terms of the amendment, Vitae received an upfront fee of $4 million. In accordance with the amendment, the Company was obligated to provide 12 months of research services commencing June 2013 with such services to be completed no later than June 30, 2014. Revenue relating to the upfront payment was recognized over the period in which future research contributions were delivered through June 30, 2014 including $2 million that was recognized in the years ended December 31, 2014 and 2013, respectively.

        For the years ended December 31, 2013 and 2012, the Company earned $18 million and $9 million, respectively, for the achievement of substantive development milestones. The Company has earned $29 million in development milestones since the inception of the BACE Agreement and is eligible to receive up to $326 million in additional milestone payments based on the achievement of pre-specified events, including up to $56 million in development milestones, up to $120 million in regulatory milestones and up to $150 million in commercialization milestones. The preceding milestones are payable upon the first occurrence of any product to meet the contractual requirements. Any subsequent product(s) to achieve the milestone will earn the Company 50% of the milestone amount. In addition, second indications for a product covered by the contract to achieve the regulatory

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

12. Collaborative Research Agreements (Continued)

milestones will earn the Company 50% of the milestone amount. The Company also may receive net sales royalties based on total annual future product sales.

13. Income Taxes

        Since its inception, the Company has never recorded a provision or benefit for federal or state income taxes.

        The Company sold $45,678 and $91,729 of Pennsylvania research and development tax credits and recorded net proceeds of $42,024 and $84,391 during the years ended December 31, 2014 and 2013, respectively. The net proceeds were recorded in other income in the Statements of Operations.

        As of December 31, 2014 and 2013, the Company has recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined. For the years ended December 31, 2014 and 2013, the Company increased the valuation allowance by $8,431,000 and $439,000, respectively. The Company believes that any of its uncertain tax positions would not result in adjustments to its effective income tax rate because likely corresponding adjustments to deferred tax assets would be offset by adjustments to recorded valuation allowances. The Company files U.S. federal and state income tax returns, which are generally subject to tax examinations for the tax years ended December 31, 2011 through December 31, 2014. To the extent the Company utilizes NOL or tax credit attribute carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities of the future period tax return in which the attribute is utilized. The Company's income taxes for 2004 and 2005 were previously audited by the Internal Revenue Service.

        The Company has analyzed tax positions in all jurisdictions where it is required to file an income tax return and has concluded that the Company does not have any material unrecognized tax benefits or interest and penalties thereon as of December 31, 2014 and 2013.

        The reconciliation of the income tax benefit computed at statutory rates to the Company's recorded tax (benefit) expense is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal income tax (benefit), statutory rates	$(6,686,192)	$406,664	$78,080
State income tax, net of federal benefit	(1,025,637)	109,786	50,876
Research and development tax credits	(902,502)	(1,140,768)	(58,079)
Other	183,625	185,519	196,763

Income tax (benefit) expense	(8,430,706)	(438,799)	267,640
Valuation allowance	8,430,706	438,799	(267,640)

Income tax benefit	$—	$—	$—

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

13. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2014	2013
Long-term deferred tax assets:
Net operating loss carryforwards (federal and state)	$34,743,789	$27,545,207
Research and development tax credits	6,188,578	5,286,077
Property and equipment	965,462	989,923
Other accruals	1,378,237	92,476
Impairment of cost method investments	1,499,352	1,499,352
Capitalized research	13,188,718	14,104,291

Total gross long-term deferred tax assets	57,964,136	49,517,326
Less valuation allowance	(57,964,136)	(49,517,326)

	$—	$—

        At December 31, 2014, the Company had net operating loss carryforwards of approximately $84,173,000 and $81,362,000 to offset future federal and state taxable income, respectively. Federal and state net operating loss carryforwards available to offset future taxable income will expire beginning in the year 2024 and through the year 2034. Pennsylvania limits the amount of NOL carryforwards which can be used to offset Pennsylvania taxable income. For taxable years beginning after 2014, the limitation is the greater of $5.0 million or 30% of Pennsylvania taxable income before the NOL deduction. At December 31, 2014 and 2013, the Company had deferred tax assets of approximately $57,964,000 and $49,517,000, respectively, primarily arising from the carryforward of the net operating losses, research and development tax credits and deferred capitalized research expenses. The Company has research and development ("R&D") and investment tax credit carryforwards of approximately $5,956,000 and $359,000 to offset future federal and Pennsylvania state income taxes, respectively. The federal investment tax credits will expire beginning in the year 2021 through the year 2034. The state R&D tax credits will expire beginning in the year 2021 through the year 2029.

        The NOL carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry-forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of our company immediately prior to an ownership change. Subsequent ownership changes may further affect the limitation in future years. Additionally, U.S. tax laws limit the time during which these carry-forwards may be applied against future taxes, therefore, the Company may not be able to take full advantage of these carry-forwards for federal income tax purposes. The Company intends to evaluate the ownership history of our company to determine if there were any ownership changes as defined under Section 382(g) of the Code before utilizing the NOL carry-forwards.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

14. Related Party Transactions

        A member of the Company's Board is a partner/founder of a law firm that provided various legal services to the Company. The Company incurred costs payable to this law firm totaling $1,262,000, $267,000 and $26,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

        Additionally, $129,000 and $209,000 was due to the related party as of December 31, 2014 and 2013, respectively.

        BI, the Company's collaborative research partner (Note 12), is an affiliate of a stockholder in the Company.

15. Commitments and Contingencies

        The Company currently leases office space pursuant to a noncancelable operating lease that will expire in January 2018. The Company has the right to extend the lease for one additional period of five years at fixed escalation amounts. In addition, the Company leases certain office equipment under operating leases. Rental expense under these leases was approximately $779,000, $781,000 and $742,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The following is a schedule by year of future minimum rental payments required under the noncancelable leases as of December 31, 2014:

2015	$790,433
2016	805,512
2017	821,622
2018	68,581

Total minimum future rental payments	$2,486,148

16. Reverse Stock Split

        In connection with preparing for the IPO, the Company's board of directors and stockholders approved a 1-for-23 reverse stock split of the Company's preferred and common stock. The reverse split became effective on September 8, 2014. All preferred share, common share and per share amounts in the financial statements and notes have been retroactively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of common stock to additional paid-in capital.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

17. Interim Financial Information (Unaudited)

(in thousands, except for share data)

	Fiscal 2014 Quarter Ended
	March 31	June 30	September 30	December 31
Collaborative revenues	$1,173	$1,156	$6,178	$162
Net loss	(4,889)	(5,130)	(1,809)	(7,275)
Basic and diluted net loss per share(1)	(8.24)	(8.50)	(1.06)	(0.40)
Shares used in computation of basic and diluted net loss per share	593,206	603,868	1,711,969	18,113,997

	Fiscal 2013 Quarter Ended
	March 31	June 30	September 30	December 31
Collaborative revenues	$1,037	$925	$5,353	$15,198
Net (loss) income	(4,587)	(4,136)	179	9,706
Basic net (loss) income per share(1)	(8.37)	(7.44)	0.00	0.77
Diluted net (loss) income per share(1)	(8.37)	(7.44)	0.00	0.74
Shares used in computation of basic net (loss) income per share	548,051	555,725	564,702	583,653
Shares used in computation diluted net (loss) income per share	548,051	555,725	564,702	975,795

(1)
Prior to the Company's IPO in September 2014, the Company used the two-class method to compute net income per common share because the Company had outstanding securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings available to common stockholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings.

18. Subsequent Events

        On January 28, 2015, the Company issued and sold a total of 3,450,000 shares of its common stock at $11.90 per share in an underwritten public offering. The shares include 450,000 shares of common stock sold pursuant to the underwriters' option to purchase additional shares, which was exercised in full. Net proceeds from the offering, including the sale of the additional shares, was approximately $37.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

        On February 27, 2015, the Company repaid the outstanding balance of the Silicon Valley Bank and Oxford Finance Corporation credit facility. The total payoff was $4,342,855, which included prepayment and other additional fees of $84,453. The Company had $20,852 of deferred financing fees and

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2014, 2013 and 2012

18. Subsequent Events (Continued)

$101,373 of unamortized debt discount as of the date of payoff. The debt payoff will be accounted for as a debt extinguishment as per ASC 470-50, Debt: Modifications and Extinguishments, therefore, the deferred financing, unamortized debt discount and prepayment and other additional fees will be recorded as a loss on the early extinguishment of debt in the first quarter of 2015.

EXHIBIT INDEX

Exhibit Number		Description
3.2	(4)	Form of Restated Certificate of Incorporation of the Registrant.

3.4	(1)	Form Amended and Restated Bylaws of the Registrant.

4.1	(4)	Form of Common Stock certificate.

4.2	(1)	Amended and Restated Investors' Rights Agreement.

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.2	†(2)	2001 Stock Plan and forms of agreements thereunder.

10.3	†(1)	2004 Stock Plan and forms of agreements thereunder.

10.4	†(1)	2013 Stock Plan and forms of agreements thereunder.

10.5	†*	2014 Equity Incentive Plan and forms of agreements thereunder.

10.6	#(6)	Research Collaboration and License Agreement, dated October 2, 2007, by and between Boehringer Ingelheim International GMBH and the Registrant.

10.7	(3)	Amendment No. 1 to the Research Collaboration and License Agreement, dated October 8, 2007, by and between Boehringer Ingelheim International GMBH and the Registrant.

10.8	#(6)	Amendment No. 2 to the Research Collaboration and License Agreement, dated February 24, 2012, by and between Boehringer Ingelheim International GMBH and the Registrant.

10.9	(3)	Amendment No. 3 to the Research Collaboration and License Agreement, dated February 5, 2014, by and between Boehringer Ingelheim International GMBH and the Registrant.

10.10	#(6)	BACE Research Collaboration and License Agreement, dated June 4, 2009, by and between Boehringer Ingelheim International GMBH and the Registrant.

10.11	#(3)	Amendment No. 1 to the BACE Research Collaboration and License Agreement, dated June 15, 2011, by and between Boehringer Ingelheim International GMBH and the Registrant.

10.12	#(5)	Amendment No. 2 to the BACE Research Collaboration and License Agreement, dated December 21, 2012 by and between Boehringer Ingelheim International GMBH and the Registrant.

10.13	#(3)	Amendment No. 3 to the BACE Research Collaboration and License Agreement, dated December 6, 2013, by and between Boehringer Ingelheim International GMBH and the Registrant.

10.14	†(1)	Offer Letter, dated February 25, 2004, between Jeffrey Hatfield and the Registrant.

10.15	†(1)	Amendment to Offer Letter, dated July 21, 2008, between Jeffrey Hatfield and the Registrant.

10.16	†(1)	Amendment to Offer Letter, dated September 4, 2013, between Jeffrey Hatfield and the Registrant.

10.17	†(1)	Offer Letter, dated January 28, 2008, between Richard E. Gregg, MD and the Registrant.

10.18	†(1)	Amendment to Offer Letter, dated July 21, 2008, between Richard E. Gregg, MD and the Registrant.

Exhibit Number		Description

10.21	†(1)	Offer Letter, dated May 7, 2014, between Arthur Fratamico and the Registrant.

10.22	†(1)	Offer Letter, dated May 15, 2014, between Richard Morris and the Registrant.

10.23	†(1)	Offer Letter, dated April 3, 2006, between Donald Hayden, Jr. and the Registrant.

10.24	(2)	Loan and Security Agreement, dated December 22, 2011, between Oxford Finance LLC, Silicon Valley Bank and the Registrant.

10.25	(1)	Warrant to Purchase Stock, issued December 22, 2011, for Silicon Valley Bank.

10.26	(1)	Warrant to Purchase Stock, issued December 22, 2011, for Oxford Finance LLC.

10.27	(1)	Warrant to Purchase Stock, issued December 22, 2011, for Oxford Finance LLC.

10.28	(1)	Agreement of Lease between the Registrant and 502 WOC Properties, LP and Memorandum of Lease, dated July 11, 2002, as amended on September 17, 2003.

10.29	(4)	2014 Employee Stock Purchase Plan.

10.30	(4)	Management Cash Incentive Plan.

10.31	(4)	Non-employee Director Compensation Program.

23.1	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial information from this Annual Report on Form 10-K, formatted in XBRL: (i) Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2014, 2013 and 2012, (iii) Statement of Convertible Preferred Stock and Stockholders' Equity (Deficit) for each of the years ended December 31, 2014, 2013 and 2012, (iv) Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) Notes to Financial Statements, tagged as blocks of text and in detail.

†
Compensation arrangement

#
Confidential treatment has been granted with respect to certain provisions of this exhibit.

*
Filed herewith

**
Furnished herewith

(1)
Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-198090) filed on August 12, 2014.

(2)
Incorporated by reference to the same numbered exhibit to the Registrant's Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-198090) filed on August 27, 2014.

(3)
Incorporated by reference to the same numbered exhibit to the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (SEC File No. 333-198090) filed on August 28, 2014.

(4)
Incorporated by reference to the same numbered exhibit to the Registrant's Amendment No. 3 to Registration Statement on Form S-1 (SEC File No. 333-198090) filed on September 8, 2014.

(5)
Incorporated by reference to the same numbered exhibit to the Registrant's Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-198090) filed on September 11, 2014..

(6)
Incorporated by reference to the same numbered exhibit to the Registrant's Amendment No. 5 to Registration Statement on Form S-1 (SEC File No. 333-198090) filed on September 22, 2014.