Form 10-Q
period 2015-03-31
Vitae Pharmaceuticals, Inc
filed 2015-05-12
CIK 1157602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, there were 21,829,821 outstanding shares of the registrant’s common stock, $.0001 par value per share.

VITAE PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, including those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015. In light of these risks, uncertainties, assumptions and other factors, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward- looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Vitae Pharmaceuticals, Inc.

Balance Sheets

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,480,728	$29,494,755
Marketable securities, available-for-sale	58,923,209	35,823,545
Prepaid expenses and other current assets	1,834,487	1,516,193
Total current assets	73,238,424	66,834,493
Cash—restricted	200,000	200,000
Marketable securities, available-for-sale	17,289,253	—
Property and equipment, net	431,213	417,629
Deferred offering costs	—	207,743
Total assets	$91,158,890	$67,659,865
Liabilities and stockholders’ equity
Current liabilities:
Notes payable—current portion	$—	$4,804,176
Accounts payable	1,878,713	641,590
Accrued expenses	3,559,323	3,139,721
Interest payable	—	278,620
Total current liabilities	5,438,036	8,864,107
Deferred rent and lease incentives	71,479	77,707
Total liabilities	5,509,515	8,941,814
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized at March 31, 2015 and December 31, 2014, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at March 31, 2015 and December 31, 2014, 21,830,032 and 18,026,892 shares issued and 21,829,821 and 18,026,892 shares outstanding at March 31, 2015 and December 31, 2014, respectively	2,183	1,803
Additional paid in capital	225,365,914	188,735,965
Treasury stock	(2,324)	—
Accumulated comprehensive loss	(28,411)	(38,812)
Accumulated deficit	(139,687,987)	(129,980,905)
Total stockholders’ equity	85,649,375	58,718,051
Total liabilities and stockholders’ equity	$91,158,890	$67,659,865

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2015	2014
Collaborative revenues	$150,239	$1,173,451
Operating expenses:
Research and development	7,505,916	4,548,012
General and administrative	2,111,056	1,259,897
Total operating expenses	9,616,972	5,807,909
Loss from operations	(9,466,733)	(4,634,458)
Other (expenses) income:
Other income	—	13,375
Interest income	74,193	17,559
Interest expense	(107,864)	(285,362)
Loss on debt extinguishment	(206,678)	—
Total other (expenses) income	(240,349)	(254,428)
Net loss	$(9,707,082)	$(4,888,886)
Per share information:
Net loss per common share:
Basic	$(0.47)	$(8.24)
Diluted	$(0.47)	$(8.24)

Weighted-average number of common shares:
Basic	20,826,647	593,206
Diluted	20,826,647	593,206

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(9,707,082)	$(4,888,886)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	10,401	(1,438)
Comprehensive loss	$(9,696,681)	$(4,890,324)

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(9,707,082)	(4,888,886)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	49,422	50,433
Stock-based compensation expense	329,638	3,726
Deferred rent and lease incentives	(2,299)	286
Amortization of deferred financing fees	35,821	54,708
Revaluation of preferred stock warrant liability	—	(13,375)
Noncash portion of loss on early extinguishment of debt	122,225	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(137,514)	50,261
Accounts payable and accrued expenses	1,652,796	(542,348)
Deferred revenue	—	(1,000,000)
Interest payable	(278,620)	10,258
Net cash used in operating activities	(7,935,613)	(6,274,937)
Investing activities:
Purchases of property and equipment	(63,006)	(92,808)
Proceeds from disposal of property and equipment	—	—
Purchases of investments	(49,878,516)	(13,038,337)
Sales of investments	9,500,000	8,603,922
Net cash used in investing activities	(40,441,522)	(4,527,223)
Financing activities:
Principal payments under debt facilities	(4,935,260)	(1,320,928)
Payment of offering costs	(574,204)	—
Settlement of restricted stock	(1,910,101)	—
Proceeds from the issuance of common stock, net of repurchases	38,782,673	18,294
Net cash provided by (used in) financing activities	31,363,108	(1,302,634)
Net decrease in cash and cash equivalents	(17,014,027)	(12,104,794)
Cash and cash equivalents at beginning of period	29,494,755	21,155,247
Cash and cash equivalents at end of period	$12,480,728	$9,050,453
Supplemental disclosures of cash flow information:
Cash paid for interest	$395,346	$220,395

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Notes to Financial Statements (Unaudited)

1. Organization

Vitae Pharmaceuticals, Inc. (“Vitae” or the “Company”) is a clinical-stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases where there are significant unmet medical needs. The Company is developing a robust and growing portfolio of novel product candidates internally generated by Contour®, its proprietary structure-based drug discovery platform. The Company has two partnered product candidates in the clinic and several wholly-owned drug candidates in preclinical development.

The Company’s most advanced product candidate is VTP-34072, which is in a Phase 2 clinical trial for the treatment of type 2 diabetes. The Company is also developing BI 1147560, for the treatment and prevention of Alzheimer’s disease (“Alzheimer’s”). Both the Company’s type 2 diabetes and Alzheimer’s programs are being developed under separate collaboration with Boehringer Ingelheim GmbH (“BI”). The collaborations with BI have provided the Company with an aggregate of $158 million in funding as of March 31, 2015, including $30 million from sales of the Company’s equity securities and $128 million in upfront license fees, research funding and success-based milestones.

In collaboration with BI, the Company was previously developing VTP-37948/BI 1181181 (“BI 1181181”). However, in February of 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. BI has completed its analysis and concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI has decided to suspend development of BI 1181181 and move forward with the development of a structurally different compound, BI 1147560, which was also discovered as part of the Company’s BACE collaboration.

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

As of March 31, 2015, the Company had cash, cash equivalents and marketable securities of approximately $88.7 million, including $38.0 million raised by the Company, after deducting underwriting discounts and commissions and other offering expenses, through the issuance and sale of 3,450,000 shares of common stock in a public offering completed January 28, 2015.  Based on the Company’s current operating plan, it believes that the Company’s existing cash, cash equivalents and marketable securities will be sufficient to fund its projected operating requirements through the end of 2016. However, the Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other life sciences companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and are unaudited. The interim unaudited financial statements have been prepared on the same basis as the financial statements as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report on Form 10-K”). In the opinion of management, the accompanying financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2015 and the results of its operations, comprehensive loss and cash flows for the three months ended March 31, 2015 and 2014. The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.  The information contained in the accompanying financial statements and the notes thereto should be read in conjunction with the financial statements and notes thereto as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

Fair Value of Financial Instruments

At March 31, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, restricted cash, marketable securities, accounts payable, and accrued expenses and also included notes payable at December 31, 2014. The carrying amounts reported in the Company’s financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. The Company’s short- and long-term marketable securities are carried at fair value based on quoted market prices and other observable inputs. Notes payable approximates fair value because the interest rate was reflective of the rate the Company could obtain on debt with similar terms and conditions. The Company has determined the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Deferred Offering Costs

Generally, deferred offering costs consist of legal, accounting, and printing fees incurred in connection with offerings of the Company’s equity securities, and are capitalized when incurred. In connection with the Company’s January 2015 underwritten public offering of common stock, deferred offering costs totaling $0.2 million were recognized in the balance sheet as of December 31, 2014.

Preferred Stock Warrants

Prior to the Company’s initial public offering (“IPO”) in September 2014, the Company’s preferred stock warrants were recognized in the balance sheet as liabilities in accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity as the warrants entitle the holder to purchase preferred stock that was considered contingently redeemable. The fair value of the preferred stock warrant liability was re-measured at the end of each reporting period, and any changes in fair value were recognized in the Statements of Operations as other income or expense. Upon the closing of the IPO, the preferred stock warrant was, in accordance with its terms, automatically converted into a warrant to purchase common stock, which resulted in the reclassification of the preferred stock warrant liability to additional paid-in capital and gain or loss recognition for changes in fair value was discontinued.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern.” ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued, and to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for the Company for annual reporting periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its financial statements.

3. Net (Loss) Income Per Common Share

The following table sets forth the computation of basic and diluted net income loss per common share for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Basic and diluted net loss per common share calculation:
Net loss	$(9,707,082)	$(4,888,886)
Less: Undistributed earnings allocated to participating securities	—	—
Net loss attributable to common stockholders	$(9,707,082)	$(4,888,886)
Weighted-average number of common shares:
Basic and diluted	20,826,647	593,206
Net loss per common share:
Basic and diluted	$(0.47)	$(8.24)

The following outstanding securities at March 31, 2015 and 2014 have been excluded from the computation of diluted weighted shares outstanding, as their effects on net loss per share would have been anti-dilutive:

	March 31,
	2015	2014
Stock options	1,758,205	1,238,307
Employee stock purchase plan	7,865	—
Restricted stock units	—	391,304
Warrants	45,468	45,468
Convertible preferred stock	—	9,491,680
Total	1,811,538	11,166,759

4. Accrued Expenses

At March 31, 2015 and December 31, 2014, accrued expenses consisted of the following:

	March 31,	December 31,
	2015	2014
Payroll and related costs	$698,823	$1,710,439
Research and development related costs	2,541,567	760,961
Offering costs	—	207,743
Legal and accounting related costs	190,219	264,959
Other	128,714	195,619
Total	$3,559,323	$3,139,721

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

The Company’s Level 1 assets included money market funds and certificates of deposit (“CD”). Level 2 assets included U.S. government agency securities and corporate debt securities. The following fair value hierarchy tables present information about each major category of financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements as of March 31, 2015 Using
	Level 1	Level 2	Level 3	Balance as of March 31, 2015
Assets
Money market funds	$9,079,422	$—	$—	$9,079,422
Other cash equivalents	—	1,860,770		1,860,770
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	76,212,462	—	76,212,462
Total assets	$9,279,422	$78,073,232	$—	$87,352,654

	Fair Value Measurements as of December 31, 2014 Using
	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets
Money market funds	$25,664,911	$—	$—	$25,664,911
Other cash equivalents	—	2,179,290		2,179,290
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	35,823,545	—	35,823,545
Total assets	$25,864,911	$38,002,835	$—	$63,867,746

6. Investments

Marketable Securities

Marketable securities consisted of the following as of March 31, 2015 and December 31, 2014:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015
Corporate notes and bonds	$73,742,451	$10,444	$(39,784)	$73,713,111
U.S. government and agency	2,498,293	1,058	—	2,499,351
Total marketable securities	$76,240,744	$11,502	$(39,784)	$76,212,462
December 31, 2014
Corporate notes and bonds	$35,862,357	$573	$(39,385)	$35,823,545
Total marketable securities	$35,862,357	$573	$(39,385)	$35,823,545

As of March 31, 2015, the Company’s marketable securities had the following maturities:

	Cost Basis	Fair Value
Less than one year	$58,955,033	$58,923,209
One to five years	17,285,711	17,289,253
	$76,240,744	$76,212,462

7. Notes Payable

Silicon Valley Bank and Oxford Finance LLC.—2011 Credit Facility

In December 2011, the Company entered into a $15 million senior secured credit facility with Silicon Valley Bank and Oxford Finance LLC. (together, the “Lenders”) and drew-down all funds at that time. In connection with the credit facility, the Company issued to the Lenders 10-year warrants to purchase an aggregate of 29,889 shares of Series D preferred stock with an exercise price of $27.60 per share. The Series D preferred stock warrants were immediately converted into warrants to purchase common stock upon the closing of the Company’s IPO. Upon issuance, the estimated fair value of the preferred stock warrants was $680,625 determined using the Black-Scholes option pricing model and was recorded as a debt discount, which subsequently accreted to interest expense over the term of the loan.

On February 27, 2015, the Company repaid the outstanding balance of the 2011 credit facility. The total payoff was $4,342,855, which included prepayment and other additional fees of $84,453. The Company had $20,852 of deferred financing fees and $101,373 of unamortized debt discount as of the date of payoff. The debt repayment was accounted for as an extinguishment as per ASC 470-50, Debt: Modifications and Extinguishments, and a loss on extinguishment of debt totaling $206,678 was recorded in the three months ended March 31, 2015, consisting of the unamortized deferred financing, unamortized debt discount and prepayment and other additional fees.

8. Stockholders’ Equity

Common Stock

On September 29, 2014, the Company closed its IPO, in which it issued and sold 6,875,000 shares of common stock at a price of $8.00 per share, for aggregate gross proceeds of $55.0 million. On October 27, 2014, the underwriters of the Company’s IPO exercised in full their over-allotment option and the Company issued and sold an additional 1,031,250 shares of common stock at the IPO price of $8.00 per share, for aggregate gross proceeds of $8.3 million. Total net proceeds for the IPO, including the underwriters’ exercise of their over-allotment option, was $56.4 million, after deducting underwriting discounts and commissions and other offering expenses.

On January 28, 2015, the Company issued and sold a total of 3,450,000 shares of its common stock at $11.90 per share in an underwritten public offering, including 450,000 shares of common stock sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares. Net proceeds from the offering, including the sale of the additional shares, was approximately $38.0 million, after deducting underwriting discounts and commissions and other offering expenses.

Preferred Stock

In connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation that established the preferred stock the Company was authorized to issue. As of March 31, 2015, the Company had authorized 15,000,000 shares of preferred stock at $0.0001 par value. There were no shares of preferred stock issued or outstanding as of March 31, 2015.

Treasury Stock

In connection with cashless employee stock option exercises for the three months ended March 31, 2015, employees tendered 211 shares of common stock with a fair value of $2,324 to the Company as consideration for the exercise price. Treasury stock is recorded using the cost method. Treasury stock retirements are recorded by deducting the par value from common stock and charging the remaining excess of cost over par to accumulated deficit.

Warrants

Series D preferred stock warrants were immediately converted into common stock warrants upon the closing of the Company’s IPO. As of March 31, 2015, the Company had 45,468 warrants outstanding for the purchase of common stock at exercise prices ranging from $20.70 - $27.60. The following table summarizes the warrants outstanding and exercisable as of March 31, 2015:

Warrants to Purchase	Shares	Exercise Price	Expiration Date
Common stock	1,449	$20.70	07/12/2016
Common stock	14,130	$27.60	08/28/2018
Common stock	29,889	$27.60	12/21/2021

Shares Reserved for Future Issuance

At March 31, 2015, the Company has reserved the following shares of common stock for issuance:

Common stock options outstanding	1,758,205
Shares available for future grant under employee compensation plans	2,347,354
Shares available through employee stock purchase plan	430,269
Warrants	45,468
4,581,296

9. Employee Compensation Plans

In July 2014, the Company’s Board of Directors approved the 2014 Stock Plan (the “2014 Plan”) and reserved to be authorized for issuance under the 2014 Plan the sum of (1) 1,782,500 shares of the Company’s common stock, (2) the number of shares of the Company’s common stock reserved under the Predecessor Plans (as defined below) that are not issued or subject to outstanding awards under the Predecessor Plans as of the closing of the Company’s IPO and (3) any shares of the Company’s common stock which are subject to outstanding options under the Predecessor Plans as of the closing of the Company’s IPO that subsequently expire or lapse unexercised or are subsequently forfeited to or repurchased by the Company, provided that the shares reserved under clauses (2) and (3) above shall include no more than 1,070,687 shares of the Company’s common stock. Under the 2014 Plan, options to purchase common stock, restricted stock and restricted stock units may be granted to the Company’s employees, nonemployee directors, and consultants providing services to the Company. The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan shall automatically be increased on the first business day of each of the Company’s fiscal years by a number equal to the smallest of (i) 4% of the total number of shares of the Company’s common stock actually issued and outstanding on the last business day of the prior fiscal year (excluding any rights to purchase shares of the Company’s common stock that may be outstanding, such as options or warrants), (ii) 1,426,000 shares of the Company’s common stock or (iii) a number of shares of Common Stock determined by the Company’s board of directors. As of January 1, 2015, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 721,076 shares. As of March 31, 2015, there are 2,347,354 shares available for grant without restriction.

The Company has three additional share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) the 2001 Stock Plan (the “2001 Plan”); (ii) the 2004 Stock Plan (the “2004 Plan”); and the 2013 Stock Plan (the “2013 Plan”, and collectively with the 2001 Plan and the 2004 Plan, the “Predecessor Plans”).

The cost of stock-based compensation awards are determined based on the grant-date fair value, net of the effects of estimated forfeitures of the awards, and is recognized into expense over the award’s service period. Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was recognized as follows:

	Three Months Ended March 31,
	2015	2014
Research and development	$137,758	$2,400
General and administrative	191,880	1,326
Total stock-based compensation	$329,638	$3,726

	Three Months Ended March 31,
	2015	2014
Stock options	$295,094	$3,726
Employee stock purchase plan	34,544	—
Total stock-based compensation	$329,638	$3,726

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

The following table summarizes stock option activity under the Plans from January 1, 2015 through March 31, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	1,484,696	$4.8840
Granted	406,501	$14.2550
Exercised	(132,992)	$1.4534
Expired	—	$—
Forfeited	—	$—
Outstanding, March 31, 2015	1,758,205	$7.3101	6.54	$8,778,679
Exercisable, March 31, 2015	713,224	$4.2009	3.12	$5,355,704
Vested and Expected to Vest, March 31, 2015	1,712,050	$7.2361

The Company granted 303,559 performance-based stock options to employees in March 2011. These performance options have a 10-year life and exercise prices equal to the fair value of the Company’s stock at the grant date. Vesting of no more than 60% of these performance options is dependent on (i) meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. Vesting of no more than 40% of these performance options is dependent on (i) meeting certain performance conditions, which relate to a deemed liquidation of the Company, an IPO or consummation of a strategic transaction, which were established by the Company’s board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. The Company’s board of directors determines if the performance conditions have been met. Stock-based compensation expense for these options is recorded when management estimates that the vesting of these options is probable based on the status of the Company’s research and development programs and other relevant factors. As of March 31, 2015, 110,701 performance-based stock options have been deemed probable and stock-based compensation expense is recorded ratably over the service period associated with each performance condition. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period.

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

The fair values of stock options granted were calculated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2015	2014
Weighted-average risk-free interest rate	1.71%	2.06%
Expected term of options (in years)	6.25	6.25
Expected stock price volatility	81.00%	83.00%
Expected dividend yield	0%	0%

The weighted average fair value of options granted during the three months ended March 31, 2015 and 2014 was $10.05 and $2.65 per share, respectively.

The weighted-average valuation assumptions for all stock-based awards were determined as follows:

•                  Weighted-average risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•                  Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted is derived using the “simplified” method, as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment.

•                  Expected stock price volatility: The expected volatility is based on historical stock price volatilities of similar entities within the Company’s industry over the period that is commensurate with the expected term of the option.

•                  Expected dividend yield: The estimate for annual dividends is $0.00, because the Company has not historically paid, and does not expect for the foreseeable future to pay, a dividend.

The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2015 and 2014 was $190,973 and $18,294 respectively.

As of March 31, 2015, excluding performance-based stock options that have not been deemed probable, the aggregate unrecognized stock-based compensation expense related to unvested options granted under the Stock Plans that were expected to vest was $5,327,466. That expense is expected to be recognized as follows:

Year ending December 31,
2015	$1,217,824
2016	1,547,829
2017	1,430,781
2018	1,038,381
2019	92,651
$5,327,466

The aggregate estimated fair value of options for which the satisfaction of the related-performance conditions have not been deemed probable is $827,860 as of March 31, 2015.

Restricted Stock Units (“RSU”)

During 2013, the Company awarded a performance-based RSU covering 391,304 shares of common stock from the 2013 Plan. An RSU award entitles the holder to receive shares of the Company’s common stock as the award vests. Vesting of the performance-based RSU was contingent upon the achievement of pre-determined performance-based milestones, as determined by the Company’s board of directors or its compensation committee. During the year ended December 31, 2014, it was determined that the performance-based milestones on the RSU were met and the award was fully vested.

Under settlement procedures applicable to the performance-based RSU, which was held by the Company’s chief executive officer, the Company was required to deliver the underlying 391,304 shares on March 13, 2015. On the settlement date, the Company net settled the award by delivering approximately 220,148 shares of its common stock to its chief executive officer and withholding approximately 171,156 shares of common stock to satisfy income taxes at the applicable minimum statutory rate. In connection with the net settlement, the Company remitted the $1,910,101 tax liability on behalf of its chief executive officer to the relevant tax authorities in cash.

Employee Stock Purchase Plan

In July 2014, the Company established an Employee Stock Purchase Plan (the “Purchase Plan”). Under the Company’s Purchase Plan, eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the administrator. The Purchase Plan is administered by the compensation committee of the Company’s board of directors. Under the Purchase Plan, eligible employees may purchase stock at 85% of the lower of the fair market value of a share of our common stock on the first day of an offering period or on the purchase date. Eligible employees may contribute up to 15% of their eligible compensation. A participant may purchase a maximum of 2,100 shares of common stock per purchase period. Under the Purchase Plan, a participant may not accrue rights to purchase more than $25,000 worth of our common stock for each calendar year in which such right is outstanding

As of the first business day of each fiscal year of the Company during the term of the Purchase Plan, the aggregate number of shares that may be issued under the Purchase Plan shall automatically increase by a number equal to the least of (i) 1% of the total number of shares of the Company’s common stock actually issued and outstanding on the last business day of the prior fiscal year (excluding any rights to purchase shares of the Company’s common stock that may be outstanding, such as options or warrants), (ii) 356,500 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock determined by the Company’s board of directors. As of January 1, 2015, the number of shares of common stock that may be issued under the Purchase Plan was automatically increased by 180,269 shares, increasing the number of shares of common stock available for issuance under the Purchase Plan to 430,269 shares.

Effective February 1, 2015, employees who elected to participate in the Purchase Plan commenced payroll withholdings that accumulate during the offering period that ends on October 31, 2015, at which time shares of the Company’s common stock will be purchased at 85% of the lower of the fair market value of our common shares on January 30 or October 30, 2015. In accordance with the guidance in ASC 718-50, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the Purchase Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation cost is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company has estimated the option’s fair value to be $5.43 using the Black-Scholes valuation model and recognized stock-based compensation expense of $34,544 in the three months ended March 31, 2015.

10. Collaborative Research Agreements

Boehringer Ingelheim

11β HSD1 Inhibitors

In October 2007, the Company entered into a Research Collaboration and License Agreement with Boehringer Ingelheim International GmbH (BI) pursuant to which BI is responsible for the development and commercialization of 11β HSD1 inhibitors for certain indications, including type 2 diabetes (the 11β Agreement).

The funded research period under the 11β Agreement for which the Company was required to provide research services ended in December 2009. In 2014, the Company received a $6.0 million milestone payment from BI as a result of the first patient having been dosed in the Phase 2 clinical trial which commenced in July 2014. The Company has earned $43 million in development milestones since the inception of the 11β Agreement and is eligible to receive up to $272 million in additional milestone payments based on the achievement of pre-specified events, including up to $42 million in development milestones, up to $105 million in regulatory milestones and up to $125 million in commercialization milestones. The preceding milestones are payable upon the first occurrence of any product to meet the contractual requirements. The Company is also eligible to receive 50% of the aforementioned milestone payments for any subsequent products and for any additional indications of a product to achieve those milestones.

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

In December 2012, the Company amended the BACE Agreement to expand the core indication definition to include certain other indications, including diabetes and metabolic syndrome. Under the terms of the amendment, Vitae received an upfront fee of $4 million. In accordance with the amendment, the Company was obligated to provide 12 months of research services commencing June 2013 with such services to be completed no later than June 30, 2014. Revenue relating to the upfront payment was recognized over the period in which future research contributions were delivered through June 30, 2014 including $1.0 million that was recognized in the three months ended March 31, 2014.

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

11. Income Taxes

For the three months ended March 31, 2015 and 2014, the Company did not record a current or deferred income tax expense or benefit. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2015 and December 31, 2014.

12. Related Party Transactions

A member of the Company’s Board is a partner/founder of a law firm that provided various legal services to the Company. The Company has incurred costs of $233,000 and $104,000 for the three months ended March 31, 2015 and 2014, respectively.

Additionally, $53,000 and $129,000 was due to the related party as of March 31, 2015 and December 31, 2014, respectively. BI, the Company’s collaborative research partner (Note 10), is also an affiliate of a stockholder of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases with significant unmet medical needs. We are developing a growing portfolio of novel product candidates internally generated by Contour®, our proprietary structure-based drug discovery platform. We have a partnered product candidate in the clinic, a partnered product candidate that is nearing the clinic and several wholly-owned product candidates in preclinical development:

•                  We have two product candidates that are being developed exclusively by Boehringer Ingelheim GmbH, or BI, under separate collaborations with them: VTP-34072, which is in a Phase 2 clinical trial for the treatment of type 2 diabetes with initial results anticipated in the second quarter of 2015 and BI 1147560, for the treatment and prevention of Alzheimer’s disease, or Alzheimer’s. BI has completed the enrollment of the metformin arm of the on-going Phase 2 clinical trial of VTP-34072, and we now expect to have top-line clinical efficacy results from the metformin arm of the trial in the second quarter of 2015.  Top line clinical efficacy results from the monotherapy arm of the study are expected in the second half of 2015. We were previously developing VTP-37948/BI 1181181, or BI 1181181, in collaboration with BI. However, in February of 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. BI has completed its analysis and concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI has decided to suspend development of BI 1181181 and move forward with the development of a structurally different compound, BI 1147560, which was also discovered as part of our BACE collaboration. BI has completed all GLP toxicology studies, which we believe are necessary prior to first in human trials, and BI currently expects to start the initial Phase 1 clinical trial of BI 1147560 by the end of 2015. We have received an aggregate of $158 million in funding from BI as of March 31, 2015, including $30 million from the sale of our equity securities and $128 million in upfront license fees, research funding and success based milestone payments. We will be eligible to receive an additional $7 million milestone payment upon the first patient being dosed in the Phase 1 clinical trial of BI 1147560.

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

We were incorporated in May 2001 and commenced principal operations during 2002. Since that time, we have been principally engaged in the discovery and development of novel product candidates. Prior to our initial public offering, or IPO, in September 2014, we had funded our operations principally with $132.7 million of capital in the form of license fees, milestone payments and research and development funding from our strategic partners and $120.1 million from the sale of convertible preferred stock, including $40.0 million of equity sales to our strategic partners, including BI. We have also funded our operations through credit facilities, equipment lease financings, federal grants and investment income. Through the issuance and sale of 7,906,250 shares of our common stock in our IPO, we raised $56.4 million, after deducting underwriting discounts and commissions and other offering expenses.

On January 28, 2015, we issued and sold a total of 3,450,000 shares of our common stock at $11.90 per share in an underwritten public offering, including 450,000 shares of common stock sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares.  Net proceeds from the offering, including the sale of the additional shares, was approximately $38.0 million, after deducting underwriting discounts and commissions and other offering expenses.

For the three months ended March 31, 2015 and 2014, we had net losses of $9.7 million and $4.9 million, respectively. As of March 31, 2015, we had an accumulated deficit of $139.7 million. We have devoted substantially all of our capital resources to the research and development of our product candidates. Since our inception in 2001, we have had no revenues from product sales. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical development and clinical trials, and to eventually seek regulatory approval and pursue commercialization. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

We believe that our existing cash, cash equivalents and marketable securities of approximately $88.7 million as of March 31, 2015, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements through the end of 2016. However, we will need to secure additional funding in the future in order to carry out all of our planned research and development activities. We will seek to fund our operations through the sale of equity, debt financings or other capital sources, including potential collaborations or partnerships with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Recent Highlights

Since December 31, 2014, we experienced the following:

Research and Development Activities:

•                  BI 1181181 and BI 1147560 (BACE)— In March 2015, BI decided to move forward with the development of BI 1147560, a structurally different compound from BI 1181181 and which was also discovered as part of our BACE collaboration. BI voluntarily placed BI 1181181 on a temporary clinical hold, in the first quarter of 2015, to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose clinical trial in the treatment and prevention of Alzheimer’s. After completion of its analysis, BI concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI currently expects to start the initial Phase 1 clinical trial of BI 1147560 by the end of 2015.

•                  VTP-43742 (RORγt)—Completed the in-life portion of the IND enabling toxicology studies in January 2015. In addition, completed a comparative study of VTP-43742 to an IL-17 monoclonal antibody in the EAE mouse model of MS, in which VTP-43742 demonstrated a superior response versus the IL-17 monoclonal antibody. We are on track for filing the IND in the second quarter of 2015 and initiating Phase 1 clinical trials during the second quarter of 2015.

Financial Developments:

•                  Raised $38.0 million, after deducting underwriting discounts and commissions and other offering expenses, on January 28, 2015, through the issuance and sale of 3,450,000 shares of common stock in an underwritten public offering at a price to the public of $11.90 per share, including 450,000 shares of common stock sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares;

•                  Repaid the outstanding balance of the Silicon Valley Bank and Oxford Finance LLC credit facility on February 27, 2015. The aggregate payoff was $4,342,855, which included prepayment and other additional fees of $84,453; and

•                  Reported net operating expenses of $9.6 million in the first quarter of 2015 and cash, cash equivalents and marketable securities of $88.7 million as of March 31, 2015.

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

Under the 11β Agreement, we have received an aggregate of $65.2 million in non-equity funding as of March 31, 2015, including upfront license fees, research funding and success-based milestone payments. We received an upfront license fee from BI of $15.0 million upon execution of the 11β Agreement. In addition, BI made quarterly payments of $0.8 million during the 27-month collaborative research program period, for a total of $7.2 million. The upfront fee and the research collaboration payments were recognized as revenue over the 27-month funded research program period, from October 2007 through December 2009. Also, as of March 31, 2015, we earned $43.0 million for achieving substantive development milestone payments, including a $6.0 million milestone payment in the third quarter of 2014 from BI as a result of the first patient having been dosed in the Phase 2 clinical trial which commenced in July 2014. In addition, we are eligible to receive up to $272.0 million in additional milestone payments based on the achievement of pre-specified events, including up to $147.0 million in development and regulatory milestone payments and up to $125.0 million in commercialization milestone payments. Pursuant to the 11β Agreement, BI is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the 11β program, including VTP-34072.

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

Under the BACE Agreement, we have received an aggregate of $63.2 million in non-equity funding as of March 31, 2015, including upfront license fees, research funding and success-based milestone payments. During the collaborative research program period, we were obligated to provide twelve full-time equivalent employees or FTEs per month for a period of 36 months to provide research services, and we received an upfront license fee from BI of $15.0 million upon execution of the BACE Agreement. In addition, BI made quarterly payments of approximately $1.0 million during the 36-month collaborative research program period, for a total of $12.2 million. The license fee and the research collaboration payments were recognized as revenue over the 36-month research program period, from June 2009 through June 2012. In April 2012, the initial research program was extended for an additional year through June 2013, and BI made quarterly payments of approximately $0.8 million over the 12-month extension period, for a total of $3.0 million. During this extension period, we were obligated to provide eight FTEs per month. The additional payments totaling $3.0 million were recognized ratably over the extension period through June 2013. The revenue recognition period for the license fee was also extended on a prospective basis through June 2013. Pursuant to the BACE Agreement, BI is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program, including BI 1181181 and BI 1147560.

In December 2012, we amended the BACE Agreement to expand the core indication definition to include additional indications, including type 2 diabetes and metabolic syndrome. Under the terms of the amendment, we received a nonrefundable fee of $4.0 million upon execution of the amendment. In accordance with the amendment, we were obligated to provide 12 months of research contributions at BI’s discretion commencing in June 2013. Deferred revenue was recorded upon receipt of the cash payments, and revenue relating to the upfront payment was recognized over the 12-month period in which research contributions were delivered through June 30, 2014. We recorded $1.0 million in revenues related to the amendment in the three months ended March 31, 2014.

As of March 31, 2015, we have earned $29.0 million in development milestone payments since the inception of the BACE Agreement, and we are eligible to receive up to $326.0 million in additional milestone payments based on the achievement of pre-specified events, including up to $176.0 million in development and regulatory milestone payments and up to $150.0 million in commercialization milestone payments.  We will be eligible to receive an additional $7 million milestone payment upon the first patient being dosed in the Phase 1 clinical trial of BI 1147560.

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

We track research and development expenses on a program-by-program basis and have allocated common expenses, such as facilities, depreciation, stock-based compensation and other research and development support expenses to each program based on the personnel resources allocated to each program. Pursuant to the 11β Agreement and the BACE Agreement, BI is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the 11β HSD1 and BACE programs. Below is a summary of our research and development expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
RORγt	$4,532	$2,734
LXRβ	392	59
Discovery and Other	2,356	1,554
Contour and Technology Development	226	201
Total research and development expenses	$7,506	$4,548

RORγt

Our RORγt program is focused on the discovery of small molecule compounds with the potential to treat various autoimmune disorders. Autoimmune disorders comprise a large number of disease conditions where the body mounts an inappropriate immune response against normal, healthy tissues. These disorders include commonly known diseases such as psoriasis, multiple sclerosis, and rheumatoid arthritis, as well as numerous orphan indications. We commenced discovery efforts for this program in the fourth quarter of 2012 and selected VTP-43742 as a product candidate in the first quarter of 2014. We plan to file an investigational new drug application, or IND, with the FDA for VTP-43742 in the second quarter of 2015 with Phase 1 clinical trials commencing in the second quarter. We plan to conduct a Phase 2 clinical trial for a large market indication and a Phase 2 proof-of-concept clinical trial for a rare disease or orphan indication. We expect to have single dose Phase 1 trial results by the middle of 2015, and top-line Phase 1 proof-of-concept clinical efficacy results by the end of 2015. RORγt expenses for the three months ended March 31, 2015 were primarily related to activities to support the planned IND application. We expect future RORγt expenses to increase as we commence Phase 1 clinical trials, perform the non-clinical studies needed to support the Phase 2 trials, commence the Phase 2 trials, and progress our backup compounds.

LXRβ

Our LXRβ program is focused on the discovery and development of small molecule pharmaceutical agents with the potential to treat acute coronary syndrome and atopic dermatitis, also known as eczema. In 2012, discovery efforts were substantially complete, and in 2013, we focused primarily on clinical development, regulatory strategy and formula development. We have selected VTP-38543 as a product candidate for atopic dermatitis and have selected VTP-38443 as a product candidate for acute coronary syndrome or ACS. Ongoing expenses will be for the preclinical and clinical development of our existing candidates. The amount of future expense related to these programs will be dependent upon the design, timing and cost of studies and whether or not collaboration agreements are entered into to further their development. For VTP-38543, we anticipate completing the necessary preclinical development work and filing an IND by the second half of 2015, with Phase 1 clinical trials commencing thereafter. We expect Phase 1 clinical safety and pharmacokinetics trial initiation and results in second half of 2015 and Phase 1 proof-of-concept results in 2016. For VTP-38443, we anticipate completing the necessary preclinical development work and filing an IND in the first half of 2016, with Phase 1 clinical trials commencing thereafter.

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

Contour and Technology Development

We have developed Contour, a computational structure-based drug discovery platform, to design and optimize compounds across a range of therapeutic targets and disease areas. Technology development expenses consist principally of salaries and related costs for personnel engaged in the development and enhancement of the technology. We expect future technology development expenses to be in line with prior year expenses.

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

We anticipate that our general and administrative expenses will increase as a result of increased payroll, expanded infrastructure and higher consulting, legal, regulatory and tax-related services associated with maintaining compliance with stock exchange listing and Securities and Exchange Commission (“SEC”) requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public company.

Other Income

Other income consisted of gains or losses on revaluation of our preferred stock warrant liability. Upon the closing of our IPO, the preferred stock warrant liability was reclassified to additional paid-in capital. We performed the final re-measurement of the warrant in connection with completion of the IPO in the third quarter of 2014.

Interest Income, Interest Expense and Loss on Debt Extinguishment

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense consists primarily of interest, amortization of debt discount, and amortization of deferred financing costs associated with our notes payable.

Loss on debt extinguishment consists of prepayment and other additional fees and the write-offs of unamortized debt discount and unamortized deferred financing costs as of the date of our loan payoff.

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

Determining Fair Value of Stock-Based Awards

Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Calculating the fair value of share-based awards requires that we make highly subjective assumptions. The fair value of each stock-based award is calculated using the Black-Scholes option pricing model. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Prior to our IPO, there was no public market for the trading of our common stock. Due to this fact and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. We selected companies from the biopharmaceutical industry with similar characteristics to us, including those in the early stage of product development and with a therapeutic focus.

To calculate the expected term of stock option grants to employees, we use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

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

The fair value of options granted were calculated using the following weighted-average assumptions in the Black-Scholes option pricing model for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Stock Options:
Weighted-average risk-free interest rate	1.71%	2.06%
Expected term of options (in years)	6.25	6.25
Expected stock price volatility	81.00%	83.00%
Expected dividend yield	0%	0%

	Three Months Ended March 31,
	2015	2014
Employee Stock Purchase Plan:
Weighted-average risk-free interest rate	0.13%	—
Expected term of options (in years)	0.75	—
Expected stock price volatility	64.65%	—
Expected dividend yield	0%	—

The cost of each stock-based compensation award is determined based on the grant-date fair value, net of the effects of estimated forfeitures of the awards, and is recognized into expense over the award’s service period. Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was recognized as follows:

	Three Months Ended March 31,
	2015	2014
Research and development	$137,758	$2,400
General and administrative	191,880	1,326
Total stock-based compensation	$329,638	$3,726

	Three Months Ended March 31,
	2015	2014
Stock options	$295,094	$3,726
Employee stock purchase plan	34,544	—
Total stock-based compensation	$329,638	$3,726

Income Taxes

For the three months ended March 31, 2015 and 2014, we did not record a current or deferred income tax expense or benefit. We have evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on our history of operating losses, we have concluded that it is not more likely than not that the benefit of our deferred tax assets will be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of March 31, 2015 and December 31, 2014.

Results of Operations

Comparison of three months ended March 31, 2015 and 2014

	Three Months Ended March 31,		Increase/
	2015	2014	(decrease)
	(in thousands)
Collaborative revenues	$150	$1,173	$(1,023)
Operating expenses:
Research and development	7,506	4,548	2,958
General and administrative	2,111	1,260	851
Total operating expenses	9,617	5,808	3,809
Operating loss	(9,467)	(4,635)	(4,832)
Other income	—	13	(13)
Interest income	74	18	56
Interest expense	(108)	(285)	177
Loss on debt extinguishment	(206)	—	(206)
Net loss	$(9,707)	$(4,889)	$(4,818)

	Three Months Ended March 31,		Increase/
Revenue	2015	2014	(decrease)
	(in thousands)
Amortization of upfront license fees	$—	$75	$(75)
Collaborative research payments:
FTE Funding	—	925	(925)
Intellectual property costs	150	173	(23)
Total collaborative research payments	150	1,098	(948)
Total collaborative revenues	$150	$1,173	$(1,023)

Upfront License Fee Revenue. For the three months ended March 31, 2014, all upfront license fee revenue was entirely associated with the amortization of the upfront fee received upon execution of the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease. Revenue relating to the upfront payment was recognized over the 12-month period in which research contributions were delivered through June 30, 2014.

Collaborative Research Payments:

FTE Funding. For the three months ended March 31, 2014, all FTE funding revenue was related to the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease. FTE funding revenue was recognized over the 12-month period in which research contributions were delivered through June 30, 2014.

Intellectual Property Costs. For the three months ended March 31, 2015 and 2014, revenue related to intellectual property cost reimbursements was $150,000 and $173,000, respectively. The decrease of $23,000 was primarily related to a reduction in intellectual property costs associated with our 11β Agreement.

Research and Development.  Research and development expense for the three months ended March 31, 2015 was $7.5 million compared to $4.5 million for the three months ended March 31, 2014, an increase of approximately $3.0 million. The increase was primarily attributable to a $2.6 million increase in preclinical study expenses associated with our RORγt and LXRβ atopic dermatitis programs, a $0.2 million increase in consulting and outsourced services, a $0.1 million increase in stock-based compensation expense and a $0.1 million increase in compensation expenses.

General and Administrative.  General and administrative expense for the three months ended March 31, 2015 was $2.1 million compared to $1.3 million for the three months ended March 31, 2014, an increase of $0.8 million. The increase was primarily a result of a $0.4 million increase in public company compliance costs, including outside service and consulting fees, audit fees, board of director fees and director & officer insurance costs, a $0.2 million increase in stock-based compensation expense and a $0.1 increase in in compensation expenses.

Other Income.  Other income for the three months ended March 31, 2014 included a gain of $13,000 from the revaluation of the fair value of our preferred stock warrant liability as of March 31, 2014. Upon the closing of our IPO, we performed the final re-measurement of the warrant in connection with completion of the IPO.

Interest Income.  Interest income for the three months ended March 31, 2015 was $74,000 compared to $18,000 for the three months ended March 31, 2014. The increase in interest income was primarily attributable to an increase in our average cash balance for the three months ended March 31, 2015 compared to March 31, 2014.

Interest Expense.  Interest expense for the three months ended March 31, 2015 was $0.1 million compared to $0.3 million for the three months ended March 31, 2014, a decrease of $0.2 million. The decrease was primarily due to the repayment of the outstanding balance of the Silicon Valley Bank and Oxford Finance LLC credit facility on February 27, 2015.

Loss on Debt Extinguishment.  Loss on debt extinguishment was $0.2 million for the three months ended March 31, 2015. The loss was due to the repayment of the outstanding balance of the Silicon Valley Bank and Oxford Finance LLC credit facility on February 27, 2015. The total payoff was $4,342,855, which included prepayment and other additional fees of $84,453.Included in the loss on debt extinguishment were write-offs of unamortized deferred financing fees of $20,852 and unamortized debt discount of $101,373 as of the date of payoff.

Liquidity and Capital Resources and Plan of Operations

On January 28, 2015, we issued and sold a total of 3,450,000 shares of our common stock at $11.90 per share in an underwritten public offering, including 450,000 shares of common stock sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares.  Net proceeds from the offering, including the sale of the additional shares, was approximately $38.0 million, after deducting underwriting discounts and commissions and other offering expenses.

On September 29, 2014, we sold 6,875,000 shares of common stock in our IPO for net proceeds of $48.8 million after underwriting discounts and commissions and other offering expenses. On October 27, 2014, we issued and sold an additional 1,031,250 shares of common stock at the IPO price of $8.00 per share for net proceeds of $7.6 million, after deducting underwriting discounts and commissions and other offering expenses, in connection with the full exercise by the underwriters of their over-allotment option. Prior to our IPO, we funded our operations through the private placement of equity securities, revenue from strategic partnerships, debt financing and interest income. As of March 31, 2015, we have received gross proceeds of $120.1 million from the issuance of convertible preferred stock, including $40.0 million of equity sales to our strategic partners, all which occurred prior to our IPO. As of March 31, 2015, we had received an aggregate of $138.7 million in cash from non-equity capital in the form of license fees, milestone payments and research and development funding received from our strategic partners. In addition, we have received approximately $39.8 million in funding from our debt financings with various commercial lenders; all such debt has been repaid. As of March 31, 2015, we had an accumulated deficit of $139.7 million and working capital of $67.8 million which includes cash, cash equivalents and short-term investments of approximately $71.4 million. As of March 31, 2015, our investments included money market funds, certificates of deposit, U.S. government agency securities and corporate debt securities.

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

Cash Flows

Comparison of three months ended March 31, 2015 and 2014

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,936)	$(6,275)
Investing activities	(40,441)	(4,527)
Financing activities	31,363	(1,303)
Net decrease in cash and cash equivalents	$(17,014)	$(12,105)

Net cash used in operating activities

During the three months ended March 31, 2015 and 2014, our operating activities used cash of $7.9 million and $6.3 million, respectively, primarily resulting from the operating losses of $9.7 million and $4.9 million, respectively. Operating losses in both periods were driven significantly by cash payments for research and development expenses and general administrative expenses exceeding cash inflows from revenue arrangements.

Net cash used in investing activities

During the three months ended March 31, 2015 and 2014 our investing activities used cash of $40.4 million and $4.5 million, respectively. The cash used in investing activities was primarily a result of the purchase price of marketable securities exceeding the sale and maturity of similar marketable securities. Purchases of property and equipment for the three months ended March 31, 2015 and 2014 were $63,000 and $93,000, respectively.

Net cash provided by (used in) financing activities

During the three months ended March 31, 2015, our financing activities provided cash of $31.4 million. The cash provided by financing activities was primarily a result of proceeds received from the issuance of our common stock through our public offering in January 2015, net of expenses, totaling $38.0 million and proceeds received from the exercise of common stock options of $0.2 million. These increases were partially offset by the repayment of the outstanding principal balance of the Silicon Valley Bank and Oxford Finance LLC credit facility of $4.9 million and the net settlement of a RSU award where we withheld 171,156 shares of common stock and remitted $1.9 million in tax liabilities on behalf of our chief executive officer to the relevant tax authorities.

During the three months ended March 31, 2014, our financing activities used cash of $1.3 million primarily as a result of principal payments on notes payable.

Plan of Operation

We anticipate we will incur net losses for the next several years as we complete preclinical studies and initiate clinical development of our RORγt and LXRβ programs. In addition, we plan to continue to invest in discovery efforts to explore additional targets, including our discovery program in immuno-oncology, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful or if the FDA does not approve our product candidates arising out of our current preclinical program when we expect, or at all.

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

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2015, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements through the end of 2016. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If we are required to raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also seek funding through collaborations or partnerships with other companies or other strategic transactions. If we are unable to raise sufficient additional capital we may need to substantially curtail our planned operations.

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

Contractual Obligations

There have been no material changes since December 31, 2014 to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than payments made or received in the ordinary course of business.

Recently Issued Accounting Standards

We did not adopt any new accounting pronouncements during the three months ended March 31, 2015 that had a material effect on our financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern. ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued, and to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods beginning in 2016 and for interim reporting periods starting in the first quarter of 2017. We are currently evaluating the impact of the adoption of ASU 2014-15 on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents and marketable securities of $88.7 million and $65.3 million, respectively, consisting of money market funds, certificates of deposit, U.S. government agency securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company completed an evaluation, as of March 31, 2015, under the supervision of and with the participation of the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective.

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

Item 1A.            Risk Factors.

You should carefully consider the risk factors set forth below as well as the other information contained in this Quarterly Report on From 10-Q and in our other public filings in evaluating our business and prospects. Any of the following risks could materially and adversely affect our business, prospects, financial condition or results of operations. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also materially adversely affect our business, prospects, financial condition or results of operations. In these circumstances, the market price of our common stock would likely decline and you could lose all or part of your investment.

Risks Related to Our Financial Position and Capital Needs

We have incurred substantial operating expenses in every year since our inception and anticipate that we will continue to incur substantial operating expenses for the foreseeable future. We may never achieve profitability from product sales.

We are a clinical stage biotechnology company with no product sales to date. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred substantial operating expenses in every period since our inception in 2001. With the exception of collaboration revenues from programs that we partnered, we have no revenues. For the three months ended March 31, 2015 and 2014, we had operating expenses of $9.6 million and $5.8 million, respectively. As of March 31, 2015, we had an accumulated deficit of $139.7 million. Our operating expenses have resulted principally from costs incurred in our discovery, research and development activities.

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

As of March 31, 2015, our cash, cash equivalents and marketable securities were approximately $88.7 million, including $38.0 million raised by the Company, after deducting underwriting discounts and commissions and other offering expenses, through the issuance and sale of 3,450,000 shares of common stock in a public offering completed January 28, 2015. We believe that we will continue to expend substantial resources for the foreseeable future as we continue to develop VTP-43742, VTP-38543, VTP-38443, and any future product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, conducting preclinical studies and clinical trials, seeking regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

BI pays all of the development, manufacturing and commercialization costs and certain patent costs in connection with the activities carried out under our 11β HSD1 and BACE collaborations. Other than those costs, our future capital requirements depend on many factors, some of which may be beyond our control, including:

•                  the scope, progress, results and costs of researching and developing our other product candidates, and conducting preclinical studies and clinical trials;

•                  the timing of, and the costs involved in, obtaining regulatory approvals for our other product candidates if clinical trials are successful;

•                  the timing, receipt, and amount of milestone payments on product candidates developed under our 11β HSD1 and BACE collaborations;

•                  the cost of commercialization activities for our other product candidates, if any of these product candidates is approved for sale, including marketing, sales and distribution costs;

•                  if any product candidate developed under our 11β HSD1 and BACE collaborations receives regulatory approval, the timing, amount of sales and royalties thereon of each;

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating and capital expenditure requirements through the end of 2016. In addition, we would be entitled to receive a $7 million milestone payment from BI upon the first patient being dosed in a Phase 1 clinical trial on BI 1147560. Our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe that, as a result of our initial public offering, our follow-on public offering in January 2015, our preferred stock financings and other transactions, we have experienced, or may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2014, we had federal and state net operating loss carryforwards of approximately $84.2 million and $81.4 million, respectively, and federal research and development credits of approximately $6.0 million, which could be limited if we experience an “ownership change.” Any such limitations would generally be equal to our equity value at the time of the ownership change multiplied by a risk-free rate of return published monthly by the IRS, which may result in greater tax liabilities than we would incur in the absence of such limitation. Such an increased liability could adversely affect our business, results of operations, financial condition and cash flow.

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

Risks Related to Our Reliance on Third Parties

We are dependent on BI for the successful development and commercialization of product candidates in our 11β HSD1 and BACE programs, including our product candidates, VTP-34072 and BI 1147560. If BI does not devote sufficient resources to the development of these candidates, is unsuccessful in its efforts, or chooses to terminate any of its agreements with us, our business will be materially harmed.

We have entered into collaboration agreements with BI pursuant to which BI has the responsibility to develop and commercialize product candidates in our 11β HSD1 and BACE programs. Pursuant to these collaboration agreements, BI is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and cost for such product candidates.

BI is obligated to use commercially reasonable efforts to develop and commercialize product candidates in our 11β HSD1 and BACE programs. Under our collaboration agreements, once BI takes over development activities of a product candidate, it may determine the development plan and activities for that product candidate. We may disagree with BI about the development strategy it employs, but we will have no rights to impose our development strategy on BI. In addition, BI may determine that it is commercially reasonable to develop and commercialize only a product candidate from our 11β HSD1 program or our BACE program and discontinue the development or commercialization of product candidates under the other program, or BI may determine that it is not commercially reasonable to continue development of product candidates from one or both of our 11β HSD1 program or our BACE program. In the event of any such decision, we may be unable to progress the discontinued candidate or candidates ourselves. Similarly, BI may decide to seek regulatory approval for, and limit commercialization of, a product candidate under either or both of our partnered programs to narrower indications than we would pursue. We would be prevented from developing or commercializing a candidate in an indication covered by the collaboration agreements that BI has chosen not to pursue.

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

•                  If BI were to breach its arrangements with us, we may need to enforce our right to terminate the applicable agreement in legal proceedings, which could be costly and cause delay in our ability to receive rights back to the relevant product candidates. If we were to terminate an agreement with BI due to BI’s breach or BI terminated the agreement without cause, the development and commercialization of product candidates under our 11β HSD1 and BACE programs could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of these candidates on our own.

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

We plan to design the clinical trials for VTP-43742, VTP-38543, VTP-38443 and expect to do so for any future unpartnered product candidates, and we will continue to work with BI on trials for product candidates under our 11β HSD1 and BACE programs, including VTP-34072 and BI 1147560. However, we and BI rely on CROs and other third parties to assist in managing, monitoring and otherwise carrying out many of these studies and trials. We and BI compete with many other companies for the resources of these third parties. The third parties on whom we and BI rely generally may terminate their engagements at any time, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

We intend to rely on third-party manufacturers, including BI with respect to product candidates under our 11β HSD1 and BACE programs, including VTP-34072 and BI 1147560, to make our product candidates, and any failure by these manufacturers may delay or impair the ability to complete clinical trials or commercialize our product candidates.

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

We are exposed to the risk of employee and other third-party fraud or other misconduct. Misconduct by employees and other third-parties could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee and other third- party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee and other third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

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

•                  the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologicals and medical supplies for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures”; and

•                  analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third- party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Further, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti- Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

We may be deemed to be an investment company under the Investment Company Act of 1940 if, among other things, we own “investment securities” with a value exceeding 40% of the value of our total assets, unless a particular exemption or safe harbor is applicable. We invest certain of our assets in short- and long-term, investment grade securities, some of which may qualify as investment securities under the Investment Company Act. Investment companies are subject to registration under the Investment Company Act and compliance with a variety of restrictions and requirements imposed by the Investment Company Act. If we were to be deemed an investment company we would become subject to these restrictions and requirements, and the consequences of having been an investment company without registering under the Investment Company Act could have a material adverse effect on our business, financial condition and results of operations, as well as restrict our ability to sell and issue securities, borrow funds, engage in various transactions or other activities and make certain investment decisions. In addition, we may incur significant costs to avoid investment company status if an exemption from the Investment Company Act were to be considered unavailable to us at a time when the value of our investment securities exceeds 40% of the value of our total assets. We believe that we satisfy the conditions to be exempt from the Investment Company Act because, among other things, we are primarily engaged, directly and primarily in a business other than that of investing, reinvesting, owning, holding, or trading in securities, namely the discovery and development of novel small molecule therapeutics. However, absent an exemptive order from the SEC, our status of being exempt cannot be assured. Nevertheless, to address any uncertainty in this regard, we generally invest a significant portion of our portfolio in money market funds and U.S. government securities and limit the level of investment in corporate bonds and other instruments that could be considered “investment securities.”

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

Our stock price has been and is likely to continue to be volatile. For example, between September 24, 2014 and May 8, 2015, the high and low sales prices per share of our common stock were $23.35 and $5.41, respectively. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above your purchase price. The market price for our common stock may be influenced by many factors, including:

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

Our management will have broad discretion in the application of our cash and cash equivalents and you will not have the opportunity as part of your investment decision to assess whether our cash and cash equivalents are being used appropriately. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. The failure by our management to apply our cash and cash equivalents effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in a variety of capital preservation investments, including short- and long-term, interest-bearing, investment-grade instruments and U.S. government securities. These investments may not yield a favorable return to our stockholders.

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

We had outstanding a total of 21,829,821 shares of common stock as of March 31, 2015.

In connection with our September 2014 initial public offering and our January 2015 follow-on public offering, we, each of our executive officers and directors (solely on their own behalf and not on behalf of any of our other stockholders with whom they are affiliated), and, in the case of the initial public offering, certain other stockholders, agreed, subject to certain exceptions, not to engage in sales or dispositions of, or other transactions relating to, our common stock or securities convertible into or exercisable or exchangeable for our common stock or warrants or other rights to acquire shares of our common stock. These “lock-up” restrictions ended on March 23, 2015 and April 22, 2015 respectively. Upon the expiration of these lock-up agreements, up to 12,848,782 shares of common stock became eligible for sale in the public market. As of March 31, 2015, 13,226,686 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The holders of 9,491,680 shares of our outstanding common stock, or approximately 43.5% of our total outstanding common stock as of March 31, 2015, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As of March 31, 2015, our current executive officers, directors and greater than 5% stockholders, together with their respective affiliates, beneficially owned approximately 61.6% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

We may be subject to litigation, which could harm our stock price, business, results of operations and financial condition.

We may be subject to litigation in the future. In the past, following periods of volatility in the market price of their stock, many companies similar to ours have been the subjects of securities class action litigation. Any such litigation can result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business results of operations and financial condition. As a result of these factors, holders of our common stock might be unable to sell their shares at or above the price they paid for such shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From December 31, 2014 through March 31, 2015, there have been no sales of unregistered securities by the Company.

Use of Proceeds:

On September 29, 2014, we completed our IPO whereby 6,875,000 shares of common stock were sold at a public offering price of $8.00 per share for an aggregate offering price of $55.0 million. On October 27, 2014, an additional 1,031,250 shares of common stock were sold at the IPO price of $8.00 per share pursuant to the underwriters exercise in full of their over-allotment option (Underwriters’ Option). The offer and sale of all of the shares in the IPO and pursuant to the Underwriters’ Option were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-198090), which was declared effective by the SEC on September 24, 2014. The offering commenced as of September 24, 2014 and did not terminate before all of the securities registered in the registration statement were sold. The syndicate of underwriters was led by Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp., as joint book-running managers, and JMP Securities and Wedbush PacGrow Life Sciences, as co-managers. We raised approximately $56.4 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board committee service.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i)  Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014, (iii)  Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Financial Statements, tagged as blocks of text.

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

Vitae Pharmaceuticals, Inc.

Dated: May 12, 2015	/s/ JEFFREY S. HATFIELD
Jeffrey S. Hatfield
Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2015	/s/ RICHARD S. MORRIS
Richard S. Morris
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)