Form 10-Q
period 2015-06-30
Vitae Pharmaceuticals, Inc
filed 2015-08-05
CIK 1157602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2015, there were 21,851,663 outstanding shares of the registrant’s common stock, $.0001 par value per share.

VITAE PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

•                  our ability to establish and maintain development partnerships;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Vitae Pharmaceuticals, Inc.

Balance Sheets

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,459,515	$29,494,755
Marketable securities, available-for-sale	59,266,499	35,823,545
Prepaid expenses and other current assets	2,519,079	1,516,193
Total current assets	71,245,093	66,834,493
Cash—restricted	200,000	200,000
Marketable securities, available-for-sale	11,612,008	—
Property and equipment, net	466,661	417,629
Deferred offering costs	—	207,743
Total assets	$83,523,762	$67,659,865
Liabilities and stockholders’ equity
Current liabilities:
Notes payable—current portion	$—	$4,804,176
Accounts payable	4,497,500	641,590
Accrued expenses	2,528,699	3,139,721
Interest payable	—	278,620
Total current liabilities	7,026,199	8,864,107
Deferred rent and lease incentives	63,932	77,707
Total liabilities	7,090,131	8,941,814
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized at June 30, 2015 and December 31, 2014, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at June 30, 2015 and December 31, 2014, 21,850,496 and 18,026,892 shares issued and 21,850,285 and 18,026,892 shares outstanding at June 30, 2015 and December 31, 2014, respectively	2,185	1,803
Additional paid in capital	225,932,031	188,735,965
Treasury stock	(2,324)	—
Accumulated comprehensive loss	(48,932)	(38,812)
Accumulated deficit	(149,449,329)	(129,980,905)
Total stockholders’ equity	76,433,631	58,718,051
Total liabilities and stockholders’ equity	$83,523,762	$67,659,865

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaborative revenues	$161,588	$1,155,496	$311,827	$2,328,947
Operating expenses:
Research and development	7,772,822	4,877,246	15,278,738	9,425,258
General and administrative	2,259,358	1,368,394	4,370,414	2,628,291
Total operating expenses	10,032,180	6,245,640	19,649,152	12,053,549
Loss from operations	(9,870,592)	(5,090,144)	(19,337,325)	(9,724,602)
Other income (expenses):
Other income	1,430	204,399	1,430	217,774
Interest income	107,820	11,256	182,013	28,815
Interest expense	—	(255,675)	(107,864)	(541,037)
Loss on debt extinguishment	—	—	(206,678)	—
Total other income (expenses)	109,250	(40,020)	(131,099)	(294,448)
Net loss	$(9,761,342)	$(5,130,164)	$(19,468,424)	$(10,019,050)
Per share information:
Net loss per common share:
Basic	$(0.45)	$(8.50)	$(0.91)	$(16.74)
Diluted	$(0.45)	$(8.50)	$(0.91)	$(16.74)

Weighted-average number of common shares:
Basic	21,837,676	603,868	21,315,094	598,567
Diluted	21,837,676	603,868	21,315,094	598,567

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(9,761,342)	$(5,130,164)	$(19,468,424)	$(10,019,050)
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities	(20,521)	826	(10,120)	(612)
Comprehensive loss	$(9,781,863)	$(5,129,338)	$(19,478,544)	$(10,019,662)

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(19,468,424)	(10,019,050)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	104,723	102,162
Stock-based compensation expense	869,313	112,058
Deferred rent and lease incentives	(5,891)	572
Amortization of deferred financing fees	35,821	109,417
Revaluation of preferred stock warrant liability	—	(175,750)
Gain on disposal of equipment	—	(2,500)
Noncash portion of loss on early extinguishment of debt	122,225	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(822,107)	188,102
Accounts payable and accrued expenses	3,213,764	223,695
Deferred revenue	—	(2,000,000)
Interest payable	(278,620)	20,299
Net cash used in operating activities	(16,229,196)	(11,440,995)
Investing activities:
Purchases of property and equipment	(130,515)	(126,981)
Proceeds from disposal of property and equipment	—	2,500
Purchases of investments	(55,053,651)	(13,367,685)
Sales of investments	19,988,571	15,243,922
Net cash (used in) provided by investing activities	(35,195,595)	1,751,756
Financing activities:
Principal payments under debt facilities	(4,935,260)	(2,671,298)
Payment of offering costs	(620,218)	(114,779)
Settlement of restricted stock	(1,910,101)	—
Proceeds from the issuance of common stock, net of repurchases	38,855,130	38,268
Net cash provided by (used in) financing activities	31,389,551	(2,747,809)
Net decrease in cash and cash equivalents	(20,035,240)	(12,437,048)
Cash and cash equivalents at beginning of period	29,494,755	21,155,247
Cash and cash equivalents at end of period	$9,459,515	$8,718,199
Supplemental disclosures of cash flow information:
Cash paid for interest	$395,346	$411,321

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Notes to Financial Statements (Unaudited)

1. Organization

Vitae Pharmaceuticals, Inc. (“Vitae” or the “Company”) is a clinical-stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases where there are significant unmet medical needs. The Company is developing a robust and growing portfolio of novel product candidates internally generated by Contour®, its proprietary structure-based drug discovery platform. The Company has a portfolio that includes several wholly-owned product candidates ranging from clinical to pre-clinical development, a partnered product candidate in the clinic and the rights to a pre-clinical product candidate that is expected to be returned to the Company in connection with the termination of a collaboration agreement in the second half of 2015.

The Company’s most advanced, wholly-owned product candidate is VTP-43742 for the treatment of autoimmune disorders, which is advancing in Phase 1 clinical development.  The Company has two other wholly-owned product candidates, VTP-38543 for the treatment of atopic dermatitis and VTP-38443 for the treatment of acute coronary syndrome, both of which are in preclinical development. The Company intends to advance and retain rights to these and other programs and product candidates that the Company believes it can develop and commercialize, and to strategically partner where doing so can accelerate the program and generate non-dilutive capital for Vitae.

The Company’s most advanced product candidate is BI187004/VTP-34072 (“BI187004”), which is in a Phase 2 clinical trial for the treatment of type 2 diabetes, and is being developed under a Research Collaboration and License Agreement with Boehringer Ingelheim GmbH (“BI”) that was entered into in October 2007 (the “11β Agreement”).

The Company also has a product candidate, BI 1147560/VTP-36951, in pre-clinical development for the treatment and prevention of Alzheimer’s disease, or Alzheimer’s.  BI 1147560/VTP-36951was being developed exclusively by BI pursuant to a Research Collaboration and License Agreement with BI that was entered into in June 2009 (the “BACE Agreement”).  On July 23, 2015, BI notified the Company that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons.  In connection with the termination of the BACE Agreement, the Company expects to receive the rights to the BACE program, including BI 1147560/VTP-36951, which is expected to include, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement.  The Company intends to work with BI to effect an orderly transfer of such rights to Vitae and to assess the BACE program to determine appropriate next steps.

The collaborations with BI, including the BACE Agreement, have provided the Company with an aggregate of $158 million in funding as of June 30, 2015, including $30 million from sales of the Company’s equity securities and $128 million in upfront license fees, research funding and success-based milestones.

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

As of June 30, 2015, the Company had cash, cash equivalents and marketable securities of approximately $80.3 million.  Based on the Company’s current operating plan, which as of now does not include any expenses relating to further development of the BACE program, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its projected operating requirements through the end of 2016. The Company intends to assess the BACE program and revise its operating plan accordingly after determining the appropriate next steps. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and further potential development of the BACE program. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other life sciences companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. The interim unaudited financial statements have been prepared on the same basis as the financial statements as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report on Form 10-K”). In the opinion of management, the accompanying financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2015 and the results of its operations, comprehensive loss and cash flows for the three and six months ended June 30, 2015 and 2014. The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.  The information contained in the accompanying financial statements and the notes thereto should be read in conjunction with the financial statements and notes thereto as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

Fair Value of Financial Instruments

At June 30, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, restricted cash, marketable securities, accounts payable, and accrued expenses and also included notes payable at December 31, 2014. The carrying amounts reported in the Company’s financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. The Company’s short- and long-term marketable securities are carried at fair value based on quoted market prices and other observable inputs. Notes payable approximates fair value because the interest rate was reflective of the rate the Company could obtain on debt with similar terms and conditions. The Company has determined the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

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

Preferred Stock Warrants

Prior to the Company’s initial public offering (“IPO”) in September 2014, the Company’s preferred stock warrants were recognized in the balance sheet as liabilities in accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity as the warrants entitled the holder to purchase preferred stock that was considered contingently redeemable. The fair value of the preferred stock warrant liability was re-measured at the end of each reporting period, and any changes in fair value were recognized in the Statements of Operations as other income or expense. Upon the closing of the IPO, the preferred stock warrants were, in accordance with their terms, automatically converted into warrants to purchase common stock, which resulted in the reclassification of the preferred stock warrant liability to additional paid-in capital and gain or loss recognition for changes in fair value was discontinued.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. The Company is evaluating ASU 2014-09 and has not yet determined what, if any, effect ASU 2014-09 will have on its results of operations or financial condition.

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

3. Net (Loss) Income Per Common Share

The following table sets forth the computation of basic and diluted net income loss per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted net loss per common share calculation:
Net loss	$(9,761,342)	$(5,130,164)	$(19,468,424)	$(10,019,050)
Less: Undistributed earnings allocated to participating securities	—	—	—	—
Net loss attributable to common stockholders	$(9,761,342)	$(5,130,164)	$(19,468,424)	$(10,019,050)
Weighted-average number of common shares:
Basic and diluted	21,837,676	603,868	21,315,094	598,567
Net loss per common share:
Basic and diluted	$(0.45)	$(8.50)	$(0.91)	$(16.74)

The following outstanding securities at June 30, 2015 and 2014 have been excluded from the computation of diluted weighted shares outstanding, as their effects on net loss per share would have been anti-dilutive:

	June 30,
	2015	2014
Stock options	1,794,027	1,532,603
Employee stock purchase plan	15,397	—
Restricted stock units	—	391,304
Warrants	45,468	45,468
Convertible preferred stock	—	9,491,680
Total	1,854,892	11,461,055

4. Accrued Expenses

At June 30, 2015 and December 31, 2014, accrued expenses consisted of the following:

	June 30,	December 31,
	2015	2014
Payroll and related costs	$1,145,185	$1,710,439
Research and development related costs	1,123,688	760,961
Offering costs	—	207,743
Legal and accounting related costs	116,446	264,959
Other	143,380	195,619
Total	$2,528,699	$3,139,721

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

The Company’s Level 1 assets included money market funds and certificates of deposit (“CD”). Level 2 assets included U.S. government agency securities and corporate debt securities. The following fair value hierarchy tables present information about each major category of financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements as of June 30, 2015 Using
	Level 1	Level 2	Level 3	Balance as of June 30, 2015
Assets
Money market funds	$7,867,440	$—	$—	$7,867,440
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	70,878,507	—	70,878,507
Total assets	$8,067,440	$70,878,507	$—	78,945,947

	Fair Value Measurements as of December 31, 2014 Using
	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets
Money market funds	$25,664,911	$—	$—	$25,664,911
Other cash equivalents	—	2,179,290		2,179,290
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	35,823,545	—	35,823,545
Total assets	$25,864,911	$38,002,835	$—	$63,867,746

6. Investments

Marketable Securities

Marketable securities consisted of the following as of June 30, 2015 and December 31, 2014:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015
Corporate notes and bonds	$70,927,439	$875	$(49,807)	$70,878,507
Total marketable securities	$70,927,439	$875	$(49,807)	$70,878,507
December 31, 2014
Corporate notes and bonds	$35,862,357	$573	$(39,385)	$35,823,545
Total marketable securities	$35,862,357	$573	$(39,385)	$35,823,545

As of June 30, 2015, the Company’s marketable securities had the following maturities:

	Cost Basis	Fair Value
Less than one year	$59,297,112	$59,266,499
One to five years	11,630,327	11,612,008
	$70,927,439	$70,878,507

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

On February 27, 2015, the Company repaid the outstanding balance of the 2011 credit facility. The total payoff was $4,342,855, which included prepayment and other additional fees of $84,453. The Company had $20,852 of deferred financing fees and $101,373 of unamortized debt discount as of the payoff date. The debt repayment was accounted for as an extinguishment as per ASC 470-50, Debt: Modifications and Extinguishments, and a loss on extinguishment of debt totaling $206,678 was recorded in the six months ended June 30, 2015, consisting of the unamortized deferred financing, unamortized debt discount and prepayment and other additional fees.

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

Preferred Stock

In connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation that established the preferred stock the Company was authorized to issue. As of June 30, 2015, the Company had authorized 15,000,000 shares of preferred stock at $0.0001 par value. There were no shares of preferred stock issued or outstanding as of June 30, 2015.

Treasury Stock

In connection with cashless employee stock option exercises for the six months ended June 30, 2015, employees tendered 211 shares of common stock with a fair value of $2,324 to the Company as consideration for the exercise price. Treasury stock is recorded using the cost method. Treasury stock retirements are recorded by deducting the par value from common stock and charging the remaining excess of cost over par to accumulated deficit.

Warrants

Series D preferred stock warrants were immediately converted into common stock warrants upon the closing of the Company’s IPO. As of June 30, 2015, the Company had warrants outstanding for the purchase of 45,468 shares of common stock at exercise prices ranging from $20.70 - $27.60. The following table summarizes the warrants outstanding and exercisable as of June 30, 2015:

Warrants to Purchase	Shares	Exercise Price	Expiration Date
Common stock	1,449	$20.70	07/12/2016
Common stock	14,130	$27.60	08/28/2018
Common stock	29,889	$27.60	12/21/2021

Shares Reserved for Future Issuance

At June 30, 2015, the Company has reserved the following shares of common stock for issuance:

Common stock options outstanding	1,794,027
Shares available for future grant under employee compensation plans	2,291,068
Shares available through employee stock purchase plan	430,269
Warrants	45,468
4,560,832

9. Employee Compensation Plans

In July 2014, the Company’s Board of Directors approved the 2014 Stock Plan (the “2014 Plan”) and reserved to be authorized for issuance under the 2014 Plan the sum of (1) 1,782,500 shares of the Company’s common stock, (2) the number of shares of the Company’s common stock reserved under the Predecessor Plans (as defined below) that are not issued or subject to outstanding awards under the Predecessor Plans as of the closing of the Company’s IPO and (3) any shares of the Company’s common stock which are subject to outstanding options under the Predecessor Plans as of the closing of the Company’s IPO that subsequently expire or lapse unexercised or are subsequently forfeited to or repurchased by the Company, provided that the shares reserved under clauses (2) and (3) above shall include no more than 1,070,687 shares of the Company’s common stock. Under the 2014 Plan, options to purchase common stock, restricted stock and restricted stock units may be granted to the Company’s employees, nonemployee directors, and consultants providing services to the Company. The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan shall automatically be increased on the first business day of each of the Company’s fiscal years by a number equal to the smallest of (i) 4% of the total number of shares of the Company’s common stock actually issued and outstanding on the last business day of the prior fiscal year (excluding any rights to purchase shares of the Company’s common stock that may be outstanding, such as options or warrants), (ii) 1,426,000 shares of the Company’s common stock or (iii) a number of shares of Common Stock determined by the Company’s board of directors. As of January 1, 2015, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 721,076 shares. As of June 30, 2015, there are 2,291,068 shares available for grant without restriction.

The Company has three additional share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) the 2001 Stock Plan (the “2001 Plan”); (ii) the 2004 Stock Plan (the “2004 Plan”); and the 2013 Stock Plan (the “2013 Plan”, and collectively with the 2001 Plan and the 2004 Plan, the “Predecessor Plans”).

The cost of stock-based compensation awards are determined based on the grant-date fair value, net of the effects of estimated forfeitures of the awards, and is recognized into expense over the award’s service period. Stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$235,819	$4,317	$373,577	$6,717
General and administrative	303,856	104,015	495,736	105,341
Total stock-based compensation	$539,675	$108,332	$869,313	$112,058

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$488,328	$108,332	$783,422	$112,058
Employee stock purchase plan	51,347	—	85,891	—
Total stock-based compensation	$539,675	$108,332	$869,313	$112,058

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

The following table summarizes stock option activity under the Plans from January 1, 2015 through June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	1,484,696	$4.8840
Granted	475,251	$14.0282
Exercised	(153,456)	$1.7318
Expired	—	$—
Forfeited	(12,464)	$8.3607
Outstanding, June 30, 2015	1,794,027	$7.5519	6.47	$12,287,396
Exercisable, June 30, 2015	804,722	$4.4393	3.68	$8,015,623
Vested and Expected to Vest, June 30, 2015	1,750,356	$7.4830

The Company granted 303,559 performance-based stock options to employees in March 2011. These performance options have a 10-year life and exercise prices equal to the fair value of the Company’s stock at the grant date. Vesting of no more than 60% of these performance options is dependent on (i) meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. Vesting of no more than 40% of these performance options is dependent on (i) meeting certain performance conditions, which relate to a deemed liquidation of the Company, an IPO or consummation of a strategic transaction, which were established by the Company’s board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. The Company’s board of directors determines if the performance conditions have been met. Stock-based compensation expense for these options is recorded when management estimates that the vesting of these options is probable based on the status of the Company’s research and development programs and other relevant factors. As of June 30, 2015, the vesting of 110,701 performance-based stock options had been deemed probable and stock-based compensation expense is recorded ratably over the service period associated with each performance condition. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period.

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

The fair values of stock options granted were calculated using the following weighted-average assumptions:

	Six Months Ended June 30,
	2015	2014
Weighted-average risk-free interest rate	1.69%	1.96%
Expected term of options (in years)	6.13	6.15
Expected stock price volatility	81.00%	83.00%
Expected dividend yield	0%	0%

The weighted average fair value of options granted during the six months ended June 30, 2015 and 2014 was $9.83 and $3.74 per share, respectively.

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

The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2015 and 2014 was $263,430 and $38,268 respectively.

As of June 30, 2015, excluding performance-based stock options that have not been deemed probable, the aggregate unrecognized stock-based compensation expense related to unvested options granted under the Stock Plans that were expected to vest was $5,346,134. That expense is expected to be recognized as follows:

Year ending December 31,
2015	1,027,989
2016	1,736,546
2017	1,426,676
2018	1,057,906
2019	97,017
$5,346,134

The aggregate estimated fair value of options for which the satisfaction of the related-performance conditions have not been deemed probable was $827,860 as of June 30, 2015.

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

Effective February 1, 2015, employees who elected to participate in the Purchase Plan commenced payroll withholdings that accumulate during the offering period that ends on October 31, 2015, at which time shares of the Company’s common stock will be purchased at 85% of the lower of the fair market value of our common shares on January 30 or October 30, 2015. In accordance with the guidance in ASC 718-50, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the Purchase Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation cost is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company has estimated the option’s fair value to be $5.43 using the Black-Scholes valuation model and recognized stock-based compensation expense of $51,347 and $85,891 in the three and six months ended June 30, 2015, respectively.

10. Collaborative Research Agreements

Boehringer Ingelheim

11β HSD1 Inhibitors

In October 2007, the Company entered into the 11β Agreement with BI pursuant to which BI is responsible for the development and commercialization of 11β HSD1 inhibitors for certain indications, including type 2 diabetes.

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

Beta-site Amyloid Precursor Protein-cleaving Enzyme 1 (BACE) Inhibitors

In June 2009, the Company entered into the BACE Agreement with BI pursuant to which BI was responsible for the development and commercialization of BACE inhibitors for the treatment of Alzheimer’s disease and other forms of dementia.

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

In December 2012, the Company amended the BACE Agreement to expand the core indication definition to include certain other indications, including diabetes and metabolic syndrome. Under the terms of the amendment, Vitae received an upfront fee of $4 million. In accordance with the amendment, the Company was obligated to provide 12 months of research services commencing June 2013 with such services to be completed no later than June 30, 2014. Revenue relating to the upfront payment was recognized over the period in which future research contributions were delivered through June 30, 2014 including $1.0 million and $2.0 million that was recognized in the three and six months ended June 30, 2014, respectively.

The Company has earned $29 million in development milestones since the inception of the BACE Agreement.  On July 23, 2015, BI notified the Company that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons.  In connection with the termination of the BACE Agreement, the Company expects to receive the rights to the BACE programs, including BI 1147560/VTP-36951, which is expected to include, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement.  The Company intends to work with BI to effect an orderly transfer of the BACE program to Vitae.  Under the BACE Agreement, no material payments are required to be made by or to the Company in connection with the termination of the agreement.

11. Income Taxes

For the three and six months ended June 30, 2015 and 2014, the Company did not record a current or deferred income tax expense or benefit. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2015 and December 31, 2014.

12. Related Party Transactions

A member of the Company’s Board is a partner/founder of a law firm that provided various legal services to the Company. The Company has incurred costs of $59,561 and $487,097 for the three months ended June 30, 2015 and 2014, respectively, and $293,006 and $591,097 for the six months ended June 30, 2015 and 2014, respectively.

Additionally, $5,500 and $128,755 was due to the related party as of June 30, 2015 and December 31, 2014, respectively. BI, the Company’s collaborative research partner (Note 10), is also an affiliate of a stockholder of the Company.

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

Overview

We are a clinical-stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases with significant unmet medical needs. We are developing a growing portfolio of novel product candidates internally generated by Contour®, our proprietary structure-based drug discovery platform. Our portfolio includes several wholly-owned product candidates ranging from clinical to pre-clinical development, a partnered product candidate in the clinic and the rights to a pre-clinical product candidate that is expected to be returned to us in connection with the termination of a collaboration agreement in the second half of 2015:

•                  Our most advanced, wholly-owned product candidate is VTP-43742 for the treatment of autoimmune disorders, which is advancing in Phase 1 clinical development.  We have two other wholly-owned product candidates, VTP-38543 for the treatment of atopic dermatitis and VTP-38443 for the treatment of acute coronary syndrome, both of which are in preclinical development. We intend to advance and retain rights to these and other programs and product candidates that we believe we can develop and commercialize, and to strategically partner where doing so can accelerate the program and generate non-dilutive capital for Vitae.

•                  We have a product candidate, BI187004/VTP-34072 (BI187004), that is in a Phase 2 clinical trial for the treatment of type 2 diabetes, and is being developed exclusively by Boehringer Ingelheim GmbH(BI) pursuant to a research collaboration and license agreement with BI (the 11β Agreement).

•                  We also have a product candidate, BI 1147560/VTP-36951, in pre-clinical development for the treatment and prevention of Alzheimer’s disease (Alzheimer’s).  BI 1147560/VTP-36951 was being developed exclusively by BI pursuant to a research collaboration and license agreement with BI (the BACE Agreement).  On July 23, 2015, BI notified us that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons.  In connection with the termination of the BACE Agreement, we expect to receive the rights to the BACE program, including BI 1147560/VTP-36951, which is expected to include, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement.  We intend to work with BI to effect an orderly transfer of the BACE program to Vitae. Under the BACE Agreement, no material payments are required to be made by or to Vitae in connection with the termination of the agreement. We plan to assess the BACE program to determine the appropriate next steps and provide an update on our plans for the BACE program in the second half of 2015.

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

For the six months ended June 30, 2015 and 2014, we had net losses of $19.5 million and $10.0 million, respectively. As of June 30, 2015, we had an accumulated deficit of $149.4 million. We have devoted substantially all of our capital resources to the research and development of our product candidates. Since our inception in 2001, we have had no revenues from product sales. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical development and clinical trials, and to eventually seek regulatory approval and pursue commercialization. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

Based on our current business plan, which as of now does not include any expenses relating to further development of the BACE program, we believe that our existing cash, cash equivalents and marketable securities of approximately $80.3 million as of June 30, 2015, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements through the end of 2016. We intend to assess the BACE program and revise our operating plan accordingly after determining the appropriate next steps. We will need to secure additional funding in the future in order to carry out all of our planned research and development activities. We will seek to fund our operations through the sale of equity, debt financings or other capital sources, including potential collaborations or partnerships with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Recent Highlights

Since March 31, 2015, we experienced the following:

Research and Development Activities:

Pipeline Updates:

•                  VTP-43742 (RORγt) — In June 2015, we initiated a Phase 1 single ascending dose clinical trial of VTP-43742, our first-in-class RORyt product candidate for the treatment of autoimmune disorders. This trial will assess the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-43742 in approximately 56 healthy human volunteers over several cohorts, with results expected in the second half of 2015. We also intend to initiate an overlapping Phase 1 multiple ascending dose, proof-of-concept clinical trial of VTP-43742 in the third quarter of 2015, which will be a double-blind, placebo-controlled trial of approximately 48 healthy volunteers and approximately 60 patients with moderate to severe psoriasis. Top-line clinical efficacy results from the proof-of-concept trial are expected by the end of 2015.

•                  VTP-38543 (LXRβ) — We continued to advance VTP-38543, our first-in-class product candidate for the treatment of atopic dermatitis. We plan to initiate a Phase 1 clinical trial in the second half of 2015. Phase 1 efficacy proof-of-concept results are expected in 2016.

Partnered Programs:

•                  BI187004 (11β) — In June 2015, we announced top-line clinical efficacy results from the metformin arm of an ongoing Phase 2 proof-of-concept clinical trial of BI187004 in the treatment of overweight type 2 diabetic patients. Primary efficacy data (fasting plasma glucose) from the metformin arm did not meet Boehringer Ingelheim’s (BI) predefined endpoint criteria. Data from the placebo controlled monotherapy arm of the trial, which is still ongoing, are expected to be reported later this year. Together, these data sets will be used by BI to determine appropriate next steps for BI187004.

•                  We recently announced the end of the research collaboration and license agreement for beta secretase (BACE) inhibitors. Termination of the agreement by BI for strategic business reasons will be effective October 21, 2015. In connection with the termination of the agreement, we expect to receive the rights to the BACE program, including BI 1147560/VTP36951. Under the BACE agreement, no material payments are required to be made by or to us in connection with the termination of the agreement. We plan to assess the program and revise our operating plan accordingly after determining the appropriate next steps. We plan to provide an update on our plans for the BACE program in the second half of 2015.

Financial Developments:

•                  Reported net operating expenses of $10.0 million in the second quarter of 2015, and cash, cash equivalents and marketable securities of $80.3 million as of June 30, 2015.

Product Portfolio

We have developed and utilized Contour, a computational structure-based drug discovery platform, to design and optimize compounds across a range of therapeutic targets and disease areas. The following table summarizes key information about our most advanced product candidates as of June 30, 2015:

PRODUCT CANDIDATE	INDICATION (TARGET)	WORLDWIDE COMMERCIAL RIGHTS	STAGE OF CLINICAL DEVELOPMENT AND ANTICIPATED MILESTONES
VTP-43742	Psoriasis, multiple sclerosis, other autoimmune diseases (RORγt)	Vitae

•                  Phase 1 single ascending dose (SAD) clinical trial initiated in second quarter of 2015

•                  Phase 1 SAD clinical trial results expected in second half of 2015

•                  Phase 1 multiple ascending dose (MAD) clinical trial expected to begin in third quarter of 2015

•                  Phase 1 human proof-of-concept results expected by end of 2015

•                  Two Phase 2 clinical trials expected to begin in 2016

VTP-38543	Atopic dermatitis (LXRβ)	Vitae	• Phase 1 clinical trial planned to be initiated in second half of 2015 • Phase 1 efficacy proof-of-concept results expected in 2016

BI1147560/VTP-36951	Alzheimer’s disease (BACE)	BI until October 2015 termination of BACE Agreement and Vitae following such termination

•                  BI notified Vitae of termination of BACE Agreement for strategic business reasons; Vitae to receive rights to BACE program in second half of 2015, and assess program to determine next steps

•                  BI advanced ‘560 as lead compound and was expected to initiate a Phase 1 single ascending dose clinical trial expected by the end of 2015

•                  BI placed BI1181181 on voluntary clinical hold in the first quarter of 2015

VTP-38443	Acute coronary syndrome (LXRβ)	Vitae	• Preclinical development to enable IND filing in 2016

BI187004	Type 2 diabetes and metabolic syndrome (11β HSD1)	BI

•                  Phase 2 clinical trial initiated in July 2014

•                  Top-line clinical efficacy results from the metformin arm did not meet clinical endpoint announced in second quarter of 2015

•                  Results of the monotherapy arm expected in second half of 2015

VTP-43742 (RORγt)

We discovered and are developing VTP 43742, an orally active small molecule inhibitor of RORγt activity, which is wholly owned by us, for the treatment of a variety of autoimmune disorders. Autoimmune disorders comprise a large number of diseases in which the body mounts an inappropriate immunological response against normal human tissues. These disorders include; psoriasis, psoriatic arthritis, ankylosing spondylitis, rheumatoid arthritis and multiple sclerosis, as well as numerous orphan indications. We commenced discovery efforts for this program in the fourth quarter of 2012 and selected VTP-43742 as a product candidate in the first quarter of 2014. We initiated a single ascending dose Phase 1 clinical trial in the second quarter of 2015. This single ascending dose trial will assess the safety, tolerability, pharmacokinetics, pharmacodynamics of VTP-43742 in approximately 56 healthy human volunteers, with results from the study expected in the second half of 2015. We plan to initiate an overlapping Phase 1 multiple ascending dose, proof-of-concept trial in the third quarter of 2015, which will be a double-blind, placebo controlled trial of approximately 48 healthy volunteers and approximately 60 patients with moderate to severe psoriasis. We expect to have top-line clinical efficacy results from the proof of concept  trial by the end of 2015. In addition to the Phase 1 trials, we plan to conduct multiple Phase 2 studies in 2016, including a Phase 2 clinical trial for a large market indication and a Phase 2 proof-of-concept clinical trial for a rare disease or orphan indication. In addition to VTP-43742, we are progressing backup compounds in our RORγt program.

VTP-38543 (Liver X Receptor Beta (LXRβ) for Atopic Dermatitis)

We have discovered and are developing VTP 38543, an LXRβ selective agonist, as a topical agent for the treatment of atopic dermatitis. Atopic dermatitis is a common inflammatory skin disease in children that also affects a large number of adults. It is characterized by a loss of barrier function of the skin, as well as skin inflammation. In 2012, our discovery efforts were substantially completed, and in 2013, we focused primarily on clinical development, regulatory strategy and formula development. We have selected VTP-38543 as a product candidate for atopic dermatitis and we plan to initiate a Phase 1 clinical trial in the second half of 2015 and to have Phase 1 efficacy proof-of-concept results in 2016.

BI147560/VTP-36951 (B-site Amyloid Precursor Protein-Cleaving Enzyme (BACE) Inhibitors)

BI 1147560/VTP-36951 was being developed for the treatment and prevention of Alzheimer’s disease (Alzheimer’s) exclusively by BI pursuant to the BACE Agreement.  Under the terms of the BACE Agreement, BI was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program.  On July 23, 2015, BI notified us that it was terminating the BACE Agreement for strategic business reasons effective as of October 21, 2015.  In connection with the termination of the BACE Agreement, we expect to receive the rights to the BACE program, including BI 1147560/VTP-36951, which is expected to include, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement.  We intend to work with BI to effect an orderly transfer of the BACE program to Vitae. Under the BACE Agreement, no material payments are required to be made by or to Vitae in connection with the termination of the agreement.

Prior to termination of the BACE Agreement, we were developing VTP-37948/BI 1181181 (BI1181181), in collaboration with BI for Alzheimer’s. However, in February of 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. BI had completed its analysis and concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI had decided to move forward with the development of BI 1147560/VTP-36951, which was discovered as part of our BACE collaboration. BI had completed all GLP toxicology studies that we believe were necessary prior to first in human trials, and BI expected to start the initial Phase 1 clinical trial of BI 1147560/VTP-36951 by the end of 2015. We plan to assess the BACE program to determine the appropriate next steps and to provide an update on our plans for the program in the second half of 2015.

VTP 38443 (LXRβ for Acute Coronary Syndrome (ACS))

We discovered and are developing VTP-38443, an orally active LXRβ selective agonist which is wholly owned by us, for the treatment of acute coronary syndrome (ACS). VTP-38443 is currently in preclinical development to enable an IND filing in 2016.

BI187004 (11β HSD1)

BI187004, our orally active 11β HSD1 inhibitor, is being developed in collaboration with BI for type 2 diabetes.  Under the terms of the 11β Agreement with BI, BI is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the 11β HSD1 program. For U.S. Food and Drug Administration (FDA) regulatory purposes, we expect the indication for BI187004 will be for the improvement of glycemic control in type 2 diabetes. BI187004 is in a Phase 2 clinical trial for the treatment of type 2 diabetes.  In June 2015, we announced that top-line clinical efficacy results from the metformin arm of an ongoing Phase 2 proof-of-concept clinical trial of BI187004 in the treatment of overweight type 2 diabetic patients did not meet BI’s predefined endpoint criteria. Data from the placebo-controlled monotherapy arm of the study, which is still ongoing, are expected in the second half of 2015.

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

Under the 11β Agreement, we have received an aggregate of $65.2 million in non-equity funding as of June 30, 2015, including upfront license fees, research funding and success-based milestone payments. We received an upfront license fee from BI of $15.0 million upon execution of the 11β Agreement. In addition, BI made quarterly payments of $0.8 million during the 27-month collaborative research program period, for a total of $7.2 million. The upfront fee and the research collaboration payments were recognized as revenue over the 27-month funded research program period, from October 2007 through December 2009. Also, as of June 30, 2015, we earned $43.0 million for achieving substantive development milestone payments, including a $6.0 million milestone payment in the third quarter of 2014 from BI as a result of the first patient having been dosed in the Phase 2 clinical trial which commenced in July 2014. In addition, we are eligible to receive up to $272.0 million in additional milestone payments based on the achievement of pre-specified events, including up to $147.0 million in development and regulatory milestone payments and up to $125.0 million in commercialization milestone payments. Pursuant to the 11β Agreement, BI is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the 11β program, including BI187004.

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

B-site Amyloid Precursor Protein-Cleaving Enzyme Inhibitors with BI

In June 2009, we entered into the BACE Agreement. Based upon discoveries we made using Contour, we and BI formed a worldwide strategic partnership granting BI exclusive rights to develop and commercialize BACE inhibitors for the treatment of certain indications, including Alzheimer’s. The inhibition of BACE, an enzyme involved in the formation of amyloid-β plaques, which are insoluble aggregates made up of amyloid-β protein and which accumulate in the brains of patients with Alzheimer’s, offers the potential to slow or even halt disease progression. Under the terms of the BACE Agreement, BI was to lead development and commercialization of all products for Alzheimer’s to capitalize on its global marketing and sales expertise and was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program.  On July 23, 2015, BI notified us that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons.  In connection with the termination of the BACE Agreement, we expect to receive the rights to the BACE program, including BI 1147560/VTP-36951, which is expected to include, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement.  The Company intends to work with BI to effect an orderly transfer of the BACE program to Vitae. Under the BACE Agreement, no material payments are required to be made by or to Vitae in connection with the termination of the agreement.

Under the BACE Agreement, we have received an aggregate of $63.2 million in non-equity funding as of June 30, 2015, including upfront license fees, research funding and success-based milestone payments. During the collaborative research program period, we were obligated to provide twelve full-time equivalent employees or FTEs per month for a period of 36 months to provide research services, and we received an upfront license fee from BI of $15.0 million upon execution of the BACE Agreement. In addition, BI made quarterly payments of approximately $1.0 million during the 36-month collaborative research program period, for a total of $12.2 million. The license fee and the research collaboration payments were recognized as revenue over the 36-month research program period, from June 2009 through June 2012. In April 2012, the initial research program was extended for an additional year through June 2013, and BI made quarterly payments of approximately $0.8 million over the 12-month extension period, for a total of $3.0 million. During this extension period, we were obligated to provide eight FTEs per month. The additional payments totaling $3.0 million were recognized ratably over the extension period through June 2013. The revenue recognition period for the license fee was also extended on a prospective basis through June 2013.

In December 2012, we amended the BACE Agreement to expand the core indication definition to include additional indications, including type 2 diabetes and metabolic syndrome. Under the terms of the amendment, we received a nonrefundable fee of $4.0 million upon execution of the amendment. In accordance with the amendment, we were obligated to provide 12 months of research contributions at BI’s discretion commencing in June 2013. Deferred revenue was recorded upon receipt of the cash payments, and revenue relating to the upfront payment was recognized over the 12-month period in which research contributions were delivered through June 30, 2014. We recorded $1.0 million and $2.0 million in revenues related to the amendment in the three and six months ended June 30, 2014, respectively.

As of June 30, 2015, we have earned $29.0 million in development milestone payments since the inception of the BACE Agreement.

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

•                  the duration of patient follow-up; and

•                  the results of our clinical trials.

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of the foregoing variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those which we currently anticipate, or if we experience significant delays in enrollment in any our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Drug commercialization will take several years and millions of dollars in development costs.

We track research and development expenses on a program-by-program basis and have allocated common expenses, such as facilities, depreciation, stock-based compensation and other research and development support expenses to each program based on the personnel resources allocated to each program. We generally track these costs as separate programs after it achieves animal-proof-of principle. In addition to our program specific costs, we have discovery costs related primarily to the design, synthesis and assessment of product candidates for new molecular targets and for previous product candidates for which we have decided not to pursue further development. These costs include attempts to replicate literature data, structural biology around the target and, to a limited extent, compound synthesis. Generally, these costs include activities up to and including animal proof-of-concept. In addition, discovery expenses include technology development costs related to Contour. These expenses consist principally of salaries and related costs for personnel engaged in the development and enhancement of the technology.

We expect that the expenses related to our entire pipeline will continue to increase with successful progression of our product candidates, including potentially BI 1147560/VTP-36951, into later stages of development and as we commence new discovery efforts on promising biological targets. However, future research and development costs for any particular program or product candidate are not reasonably certain because such costs are dependent on a number of variables, including successful completion of preclinical and clinical studies, the design and cost of future studies and the amount and timing of discovery efforts committed to back-up compounds.

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

Other Income

Other income primarily relates to the revaluation of our preferred stock warrant liability and the sale of Pennsylvania tax credits. Upon the closing of our IPO, the preferred stock warrant liability was reclassified to additional paid-in capital. We performed the final re-measurement of the warrants in connection with completion of the IPO in the third quarter of 2014.

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

Revenue Recognition

Our revenues are generated primarily through collaborative arrangements which generally contain multiple elements, or deliverables, including licenses and research and development activities to be performed by us on behalf of the licensee. Payments to us under these arrangements typically include one or more of the following: (1) nonrefundable, upfront license fees, (2) funding of discovery research efforts on a full time equivalent,  (FTE), basis, (3) reimbursement of research, development and intellectual property costs, (4) milestone payments, and (5) royalties on future product sales.

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

We determine the estimated selling price for agreement deliverables using the following hierarchy: (1) vendor-specific objective evidence, (VSOE), (2) third-party evidence, (TPE) or (3) best estimate of selling price if neither VSOE nor TPE is available. Determining the best estimate of selling price for a deliverable requires significant judgment and consideration of various factors, including market conditions, items contemplated during agreement negotiation as well as internally developed net present value models.

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

We issue both performance-based stock options and performance-based restricted stock units (RSUs). Stock-based compensation expense is recognized beginning when it is deemed probable that the performance-based goal will be met, as determined by our board of directors.

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

The fair value of options granted were calculated using the following weighted-average assumptions in the Black-Scholes option pricing model for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Stock Options:
Weighted-average risk-free interest rate	1.69%	1.96%
Expected term of options (in years)	6.13	6.15
Expected stock price volatility	81%	83.00%
Expected dividend yield	0%	0%

	Six Months Ended June 30,
	2015	2014
Employee Stock Purchase Plan:
Weighted-average risk-free interest rate	0.13%	—
Expected term of options (in years)	0.75	—
Expected stock price volatility	64.65%	—
Expected dividend yield	0%	—

The cost of each stock-based compensation award is determined based on the grant-date fair value, net of the effects of estimated forfeitures of the awards, and is recognized into expense over the award’s service period. Stock-based compensation expense for the six months ended June 30, 2015 and 2014 was recognized as follows:

	Six Months Ended June 30,
	2015	2014
Research and development	$373,577	$6,717
General and administrative	495,736	105,341
Total stock-based compensation	$869,313	$112,058

	Six Months Ended June 30,
	2015	2014
Stock options	$783,422	$112,058
Employee stock purchase plan	85,891	—
Total stock-based compensation	$869,313	$112,058

Income Taxes

For the three and six months ended June 30, 2015 and 2014, we did not record a current or deferred income tax expense or benefit. We have evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on our history of operating losses, we have concluded that it is not more likely than not that the benefit of our deferred tax assets will be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of June 30, 2015 and December 31, 2014.

Results of Operations

Comparison of three months ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015	2014	Change
	(in thousands)
Collaborative revenues	$162	$1,156	$(994)
Operating expenses:
Research and development	7,773	4,877	2,896
General and administrative	2,259	1,369	890
Total operating expenses	10,032	6,246	3,786
Operating loss	(9,870)	(5,090)	(4,780)
Other income	1	205	(204)
Interest income	108	11	97
Interest expense	—	(256)	256
Net loss	$(9,761)	$(5,130)	$(4,631)

	Three Months Ended June 30,
Revenue	2015	2014	Change
	(in thousands)
Amortization of upfront license fees	$—	$75	$(75)
Collaborative research payments:
FTE Funding	—	925	(925)
Intellectual property costs	162	156	6
Total collaborative research payments	162	1,081	(919)
Total collaborative revenues	$162	$1,156	$(994)

Upfront License Fee Revenue. For the three months ended June 30, 2014, all upfront license fee revenue was entirely associated with the amortization of the upfront fee received upon execution of the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease. Revenue relating to the upfront payment was recognized over the 12-month period in which research contributions were delivered through June 30, 2014.

Collaborative Research Payments:

FTE Funding. For the three months ended June 30, 2014, all FTE funding revenue was related to the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease. FTE funding revenue was recognized over the 12-month period in which research contributions were delivered through June 30, 2014.

Intellectual Property Costs. For the three months ended June 30, 2015 and 2014, revenue related to intellectual property cost reimbursements was $162,000 and $156,000, respectively. The increase of $6,000 was primarily related to an increase in intellectual property costs associated with the 11β Agreement.

Research and Development.  Research and development expense for the three months ended June 30, 2015 was $7.8 million compared to $4.9 million for the three months ended June 30, 2014, an increase of approximately $2.9 million. The increase was primarily attributable to a $2.3 million increase in preclinical study expenses associated with our RORγt and LXRβ atopic dermatitis programs, a $0.2 million increase in consulting and outsourced services, a $0.2 million increase in stock-based compensation expense and a $0.2 million increase in compensation expenses.

We also track fully-allocated research and development expenses on a program-by-program basis. Below is a summary of our research and development expenses by program for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
RORγt	$3,927	$3,237
LXRβ	952	102
Discovery	2,894	1,538
Total research and development expenses	$7,773	$4,877

RORγt

RORγt program expenses for the three months ended June 30, 2015 were $3.9 million compared to $3.2 million for the three months ended June 30, 2014, an increase of approximately $0.7 million. The increase was primarily attributable to the advancement of VTP-43742 into clinical development, including manufacturing costs and a portion of Phase 1 clinical trial costs.

LXRβ

LXRβ program expenses for the three months ended June 30, 2015 were $1.0 million compared to $0.1 million for the three months ended June 30, 2014, an increase of approximately $0.9 million. The increase was primarily attributable to non-clinical development activities to support the expected initiation of a Phase 1 clinical trial for VTP-38543 in the second half of 2015.

Discovery

Discovery expenses for the three months ended June 30, 2015 were $2.9 million compared to $1.5 million for the three months ended June 30, 2014, an increase of approximately $1.4 million. The increase was primarily attributable to increased activity in our other research programs and the related discovery efforts for our next clinical candidates.

General and Administrative.  General and administrative expense for the three months ended June 30, 2015 was $2.3 million compared to $1.4 million for the three months ended June 30, 2014, an increase of $0.9 million. The increase was primarily a result of a $0.5 million increase in public company compliance costs, including outside service and consulting fees, audit fees, board of director fees and director & officer insurance costs, a $0.2 million increase in stock-based compensation expense and a $0.2 million increase in compensation expenses.

Other Income.  Other income for the three months ended June 30, 2014 included a gain of $0.2 million from the revaluation of the fair value of our preferred stock warrant liability as of June 30, 2014. Upon the closing of our IPO, we performed the final re-measurement of the warrants in connection with completion of the IPO.

Interest Income.  Interest income for the three months ended June 30, 2015 was $0.1 million compared to $11,000 for the three months ended June 30, 2014. The increase in interest income was primarily attributable to an increase in our average cash balance for the three months ended June 30, 2015 compared to June 30, 2014.

Interest Expense.  Interest expense of $0.3 million for the three months ended June 30, 2014 was related to the Silicon Valley Bank and Oxford Finance LLC credit facility.  The outstanding balance of the credit facility was paid in full on February 27, 2015.

Comparison of six months ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014	Change
	(in thousands)
Collaborative revenues	$312	$2,329	$(2,017)
Operating expenses:
Research and development	15,279	9,425	5,854
General and administrative	4,370	2,629	1,741
Total operating expenses	19,649	12,054	7,595
Operating loss	(19,337)	(9,725)	(9,612)
Other income	1	218	(217)
Interest income	182	29	153
Interest expense	(108)	(541)	433
Loss on debt extinguishment	(206)	—	(206)
Net loss	$(19,468)	$(10,019)	$(9,449)

	Six Months Ended June 30,
Revenue	2015	2014	Change
	(in thousands)
Amortization of upfront license fees	$—	$150	$(150)
Collaborative research payments:
FTE Funding	—	1,850	(1,850)
Intellectual property costs	312	329	(17)
Total collaborative research payments	312	2,179	(1,867)
Total collaborative revenues	$312	$2,329	$(2,017)

Upfront License Fee Revenue. For the six months ended June 30, 2014, all upfront license fee revenue was entirely associated with the amortization of the upfront fee received upon execution of the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease. Revenue relating to the upfront payment was recognized over the 12-month period in which research contributions were delivered through June 30, 2014.

Collaborative Research Payments:

FTE Funding. For the six months ended June 30, 2014, all FTE funding revenue was related to the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease. FTE funding revenue was recognized over the 12-month period in which research contributions were delivered through June 30, 2014.

Intellectual Property Costs. For the six months ended June 30, 2015 and 2014, revenue related to intellectual property cost reimbursements was $312,000 and $329,000, respectively. The decrease of $17,000 was primarily related to a reduction in intellectual property costs associated with the 11β Agreement.

Research and Development.  Research and development expense for the six months ended June 30, 2015 was $15.3 million compared to $9.4 million for the six months ended June 30, 2014, an increase of approximately $5.9 million. The increase was primarily attributable to a $4.8 million increase in preclinical study expenses associated with our RORγt and LXRβ atopic dermatitis programs, a $0.4 million increase in consulting and outsourced services, a $0.4 million increase in stock-based compensation expense and a $0.3 million increase in compensation expenses.

We also track fully-allocated research and development expenses on a program-by-program basis. Below is a summary of our research and development expenses by program for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
RORγt	$8,458	$5,971
LXRβ	1,345	161
Discovery	5,476	3,293
Total research and development expenses	$15,279	$9,425

RORγt

RORγt program expenses for the six months ended June 30, 2015 were $8.5 million compared to $6.0 million for the six months ended June 30, 2014, an increase of approximately $2.5 million. The increase was primarily attributable to the advancement of VTP-43742 into clinical development, including manufacturing costs and a portion of Phase 1 clinical trial costs.

LXRβ

LXRβ program expenses for the three months ended June 30, 2015 were $1.0 million compared to $0.1 million for the three months ended June 30, 2014, an increase of approximately $0.9 million. The increase was primarily attributable to non-clinical development activities to support the expected initiation of a Phase 1 clinical trial for VTP-38543 in the second half of 2015.

Discovery

Discovery expenses for the six months ended June 30, 2015 were $5.5 million compared to $3.3 million for the six months ended June 30, 2014, an increase of approximately $2.2 million.  The increase was primarily attributable to increased activity in our other research programs and the related discovery efforts for our next clinical candidates.

General and Administrative.  General and administrative expense for the six months ended June 30, 2015 was $4.4 million compared to $2.6 million for the six months ended June 30, 2014, an increase of $1.8 million. The increase was primarily a result of a $0.9 million increase in public company compliance costs, including outside service and consulting fees, audit fees, board of director fees and director & officer insurance costs, a $0.4 million increase in stock-based compensation expense and a $0.4 million increase in compensation expenses.

Other Income.  Other income for the six months ended June 30, 2014 included a gain of $0.2 million from the revaluation of the fair value of our preferred stock warrant liability as of June 30, 2014. Upon the closing of our IPO, we performed the final re-measurement of the warrants in connection with completion of the IPO.

Interest Income.  Interest income for the six months ended June 30, 2015 was $0.2 million compared to $29,000 for the six months ended June 30, 2014. The increase in interest income was primarily attributable to an increase in our average cash balance for the six months ended June 30, 2015 compared to June 30, 2014.

Interest Expense.  Interest expense for the six months ended June 30, 2015 was $0.1 million compared to $0.5 million for the six months ended June 30, 2014, a decrease of $0.4 million. The decrease was primarily due to the repayment of the outstanding balance of the Silicon Valley Bank and Oxford Finance LLC credit facility on February 27, 2015.

Loss on Debt Extinguishment.  Loss on debt extinguishment was $0.2 million for the six months ended June 30, 2015. The loss was due to the repayment of the outstanding balance of the Silicon Valley Bank and Oxford Finance LLC credit facility on February 27, 2015. The total payoff was $4,342,855, which included prepayment and other additional fees of $84,453.Included in the loss on debt extinguishment were write-offs of unamortized deferred financing fees of $20,852 and unamortized debt discount of $101,373 as of the date of payoff.

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

On September 29, 2014, we sold 6,875,000 shares of common stock in our IPO for net proceeds of $48.8 million after underwriting discounts and commissions and other offering expenses. On October 27, 2014, we issued and sold an additional 1,031,250 shares of common stock at the IPO price of $8.00 per share for net proceeds of $7.6 million, after deducting underwriting discounts and commissions and other offering expenses, in connection with the full exercise by the underwriters of their over-allotment option. Prior to our IPO, we funded our operations through the private placement of equity securities, revenue from strategic partnerships, debt financing and interest income. As of June 30, 2015, we have received gross proceeds of $120.1 million from the issuance of convertible preferred stock, including $40.0 million of equity sales to our strategic partners, all which occurred prior to our IPO. As of June 30, 2015, we had received an aggregate of $138.7 million in cash from non-equity capital in the form of license fees, milestone payments and research and development funding received from our strategic partners. In addition, we have received approximately $39.8 million in funding from our debt financings with various commercial lenders; all such debt has been repaid. As of June 30, 2015, we had an accumulated deficit of $149.4 million and working capital of $64.2 million which includes cash, cash equivalents and short-term investments of approximately $68.7 million. As of June 30, 2015, our investments included money market funds, certificates of deposit, U.S. government agency securities and corporate debt securities.

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

Cash Flows

Comparison of six months ended June 30, 2015 and 2014

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,229)	$(11,441)
Investing activities	(35,196)	1,752
Financing activities	31,390	(2,748)
Net decrease in cash and cash equivalents	$(20,035)	$(12,437)

Net cash used in operating activities

During the six months ended June 30, 2015 and 2014, our operating activities used cash of $16.2 million and $11.4 million, respectively, primarily resulting from the operating losses of $19.5 million and $10.0 million, respectively. Operating losses in both periods were driven significantly by cash payments for research and development expenses and general administrative expenses exceeding cash inflows from revenue arrangements.

Net cash (used in) provided by investing activities

During the six months ended June 30, 2015, our investing activities used cash of $35.2 million. The cash used in investing activities was primarily a result of the purchase price of marketable securities exceeding the sale and maturity of similar marketable securities. Purchases of property and equipment for the six months ended June 30, 2015 were $131,000.

During the six months ended June 30, 2014, our investing activities provided cash of $1.8 million. The cash provided by investing activities was primarily a result of the sale and maturity of similar marketable securities exceeding the purchase price of marketable securities. Purchases of property and equipment for the six months ended June 30, 2014 were $127,000.

Net cash provided by (used in) financing activities

During the six months ended June 30, 2015, our financing activities provided cash of $31.4 million. The cash provided by financing activities was primarily a result of proceeds received from the issuance of our common stock through our public offering in January 2015, net of expenses, totaling $38.0 million and proceeds received from the exercise of common stock options of $0.3 million. These increases were partially offset by the repayment of the outstanding principal balance of the Silicon Valley Bank and Oxford Finance LLC credit facility of $4.9 million and the net settlement of a RSU award where we withheld 171,156 shares of common stock and remitted $1.9 million in tax liabilities on behalf of our chief executive officer to the relevant tax authorities.

During the six months ended June 30, 2014, our financing activities used cash of $2.7 million primarily as a result of principal payments on notes payable.

Plan of Operation

We anticipate we will incur net losses for the next several years as we complete preclinical studies and initiate clinical development of our RORγt and LXRβ programs, which will drive significantly higher research and development expenses. In addition, we plan to continue to invest in discovery efforts to explore additional targets, including our discovery program in immuno-oncology, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful or if the FDA does not approve our product candidates arising out of our current preclinical program when we expect, or at all.

In connection with the termination of the BACE Agreement, we plan to assess the BACE program and revise our operating plan accordingly after determining the appropriate next steps, which may include the addition of expenses related to the further development of the BACE program. We plan to provide an update on our plans for the BACE program in the second half of 2015.

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

Based on our current business plan, which as of now does not include any expenses relating to further development of the BACE program, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2015, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements through the end of 2016. We intend to assess the BACE program and revise our operating plan accordingly after determining the appropriate next steps. We have based these estimates of our capital needs on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If we are required to raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also seek funding through collaborations or partnerships with other companies or other strategic transactions. If we are unable to raise sufficient additional capital we may need to substantially curtail our planned operations.

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

Contractual Obligations

Other than noted below, there have been no material changes since December 31, 2014 to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than payments made or received in the ordinary course of business.

On July 23, 2015, BI notified us that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons.  In connection with the termination of the BACE Agreement, we expect to receive the rights to the BACE program, including BI 1147560/VTP-36951, which is expected to include, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement.  We intend to work with BI to effect an orderly transfer of the BACE program to Vitae.  Under the BACE Agreement, no material payments are required to be made by or to Vitae in connection with the termination of the agreement.

Recently Issued Accounting Standards

We did not adopt any new accounting pronouncements during the three months ended June 30, 2015 that had a material effect on our financial statements.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will supersede and replace nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. We are evaluating ASU 2014-09 and have not yet determined what, if any, effect ASU 2014-09 will have on our results of operations or financial condition.

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

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002(Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents and marketable securities of $80.3 million and $65.3 million, respectively, consisting of money market funds, certificates of deposit, U.S. government agency securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company completed an evaluation, as of June 30, 2015, under the supervision of and with the participation of the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective.

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

We are a clinical stage biotechnology company with no product sales to date. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred substantial operating expenses in every period since our inception in 2001. With the exception of collaboration revenues from programs that we partnered, we have no revenues. For the six months ended June 30, 2015 and 2014, we had operating expenses of $19.6 million and $12.1 million, respectively. As of June 30, 2015, we had an accumulated deficit of $149.4 million. Our operating expenses have resulted principally from costs incurred in our discovery, research and development activities.

We anticipate that our expenses will increase in the future as we expand our development, manufacturing and commercialization activities, continue our discovery and research activities, and seek regulatory approval for our product candidates. If we do not receive the anticipated milestone or royalty payments under the 11β Agreement with BI or if we do not enter into partnerships for other product candidates on acceptable terms, we may incur substantial operating losses over the next several years as we execute our plan to expand our development and commercialization activities and continue our discovery and research activities. There can be no assurance that we will enter into a new collaboration or receive milestone payments or royalties and, therefore, no assurance our operating expenses and net losses will not increase prohibitively in the future.

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

In addition, because of the numerous risks and uncertainties associated with biotechnology product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of any potential future product sales revenues. In addition, our expenses could increase beyond expectations if we decide to or are required by the FDA or foreign regulatory authorities to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing these products.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

As of June 30, 2015, our cash, cash equivalents and marketable securities were approximately $80.3 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue to develop VTP-43742, VTP-38543, VTP-38443, and any future product candidates. In the event that we determine to continue the clinical development of our BACE program, we will expend substantial additional resources.  These expenditures will include costs associated with research and development, potentially acquiring new technologies, conducting preclinical studies and clinical trials, seeking regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

BI pays all of the development, manufacturing and commercialization costs and certain patent costs in connection with the activities carried out under our 11β HSD1 collaboration.  On July 23, 2015, BI notified us that it was terminating the BACE Agreement effective as of October 21, 2015.  Prior to termination of the BACE Agreement, BI paid all of the development, manufacturing and commercialization costs and certain patent costs in connection with the activities carried out under the agreement. In connection with the termination of the BACE Agreement, we expect to receive the rights to all the BACE programs that are part of the BACE collaboration with BI. We intend to assess the BACE programs and determine the next steps for those programs.  After termination of the BACE Agreement, we will be responsible for all of the development, manufacturing, commercialization and patent costs in connection with the activities of the BACE programs.  Other than the costs of our 11β HSD1 collaboration for which BI is responsible, our future capital requirements depend on many factors, some of which may be beyond our control, including:

•                  the scope, progress, results and costs of researching and developing our other product candidates, and conducting preclinical studies and clinical trials;

•                  the timing of, and the costs involved in, obtaining regulatory approvals for our other product candidates if clinical trials are successful;

•                  the timing, receipt, and amount of milestone payments on product candidates developed under our 11β HSD1 collaboration;

•                  the cost of commercialization activities for our other product candidates, if any of these product candidates is approved for sale, including marketing, sales and distribution costs;

•                  if any product candidate developed under our 11β HSD1 collaboration receives regulatory approval, the timing, amount of sales and royalties thereon of each;

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

Based on our current operating plan, which as of now does not include any expenses relating to further development of the BACE program, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating and capital expenditure requirements through the end of 2016. Our operating plan may change as a result of our assessment of the BACE programs and many factors currently unknown to us, and we may need additional funds sooner than planned.  We intend to assess the BACE program and revise our operating plan accordingly after determining the appropriate next steps. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through private and public equity offerings, debt financings and strategic partnerships. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for VTP-43742, VTP-38543, BI 1147560/VTP-36951, VTP-38443 or other future product candidates or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

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

Our product candidates are and will be subject to extensive governmental regulations relating to, among other things, development, clinical trials, manufacturing and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidates, we or our partners must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Clinical testing is expensive, time-consuming and uncertain as to outcome. For instance, in the first quarter of 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. After completing its analysis, BI concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. Prior to the termination of the BACE Agreement, BI decided to move forward with the development of a structurally different compound, BI 1147560/VTP-36951.

We or our partners may gain regulatory approval for BI187004, BI 1147560/VTP-36951, VTP-43742, VTP-38543, VTP-38443, or other future product candidates in some but not all of the territories available or some but not all of the target indications, resulting in limited commercial opportunity for the approved product candidates, or we or they may never obtain regulatory approval for these product candidates.

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

•                  delays in reaching agreement on acceptable terms with prospective clinical research organizations (CROs) and clinical trial sites;

•                  delays in obtaining required Institutional Review Board (IRB) approval at each clinical trial site;

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

•                  failure to perform in accordance with the FDA’s good clinical practices(GCP) or applicable regulatory guidelines in other countries;

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

Delays, including delays caused by the above factors, can be costly and could negatively affect our or our partners’ ability to complete a clinical trial. If we or our partners are not able to successfully complete clinical trials, we will not be able to continue development, obtain regulatory approval or commercialize our product candidates. We currently have one product candidate, VTP-43742, in active clinical development and are reliant at this time entirely upon BI for conduct of clinical trials for our 11β program.

Clinical failure may occur at any stage of clinical development, and because our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

Our early encouraging preclinical results for VTP-43742, VTP-38543, VTP-38443 and BI 1147560/VTP-36951 and clinical results for BI187004 and BI 1181181 are not necessarily predictive of the results of our ongoing or future clinical trials. Promising results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a drug candidate may not be replicated in later and larger clinical trials or in clinical trials for different indications. For instance, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. After completing its analysis, BI concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. Prior to the termination of the BACE Agreement, BI decided to move forward with the development of a structurally different compound, BI 1147560/VTP-36951. After the termination of the BACE Agreement, we will be responsible for the clinical development of BI 1147560/VTP-36951, if we decide to move forward into the clinic and if we do not enter into a collaboration with another company to develop the product candidate.  Additionally, in June 2015, we announced that top-line clinical efficacy results from the metformin arm of the on-going Phase 2 proof-of-concept clinical trial of BI187004 in the treatment of overweight type 2 diabetic patients did not meet BI’s predefined endpoint criteria.  If the results of our or our partners’ ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates or if we or they do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we or our partner may be prevented or delayed in obtaining marketing approval for our product candidates. In addition, if our competitor’s clinical trials in similar indications are not successful, we may need to conduct additional or cost prohibitive clinical studies to overcome the presumptions resulting from these unsuccessful trials. For instance, in 2012, we halted our plans for a large Phase 2 clinical trial for a former product candidate, VTP-27999, which was being developed for renin inhibition, a protein important for kidney function and blood pressure control, following the release of clinical data from another pharmaceutical company that would have required us to significantly increase the scope, scale and duration of clinical trial work to obtain regulatory approval. Moreover, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay or prevent regulatory approval. Alternatively, even if we or our partners obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our partners may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a modified risk evaluation and mitigation strategy.

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

Any regulatory approvals that we or our partners receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. In addition, if the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice (cGMP) and GCP, for any clinical trials that we or our partners conduct post-approval.

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

Risks Related to Our Reliance on Third Parties

We are dependent on BI for the successful development and commercialization of product candidates in our 11β HSD1 program, including our product candidate, BI187004. If BI does not devote sufficient resources to the development of this candidate, is unsuccessful in its efforts, or chooses to terminate the 11β Agreement, our business will be materially harmed.

We have entered into a collaboration agreement with BI pursuant to which BI has the responsibility to develop and commercialize product candidates in our 11β HSD1 program.  Pursuant to this collaboration agreement, BI is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and cost for such product candidate.

BI is obligated to use commercially reasonable efforts to develop and commercialize product candidates in our 11β HSD1 program. Under our collaboration agreement, once BI takes over development activities of a product candidate, it may determine the development plan and activities for that product candidate. We may disagree with BI about the development strategy it employs, but we will have no rights to impose our development strategy on BI. In addition, BI may determine that it is commercially reasonable to develop and commercialize only a product candidate from our 11β HSD1 program and discontinue the development or commercialization of any other product candidates under the other program, or BI may determine that it is not commercially reasonable to continue development of product candidates from our 11β HSD1 program. In the event of any such decision, we may be unable to progress the discontinued candidate or candidates ourselves. For example, in June 2009, we entered into the BACE Agreement pursuant to which BI had the responsibility to develop and commercialize product candidates in our BACE program. On July 23, 2015, BI notified us that it was terminating the BACE Agreement effective as of October 21, 2015.  In connection with the termination of the BACE Agreement, we expect to receive rights to the BACE program from BI, but the program could be delayed, curtailed or terminated because we may determine after assessing the BACE program that we not have sufficient financial resources or capabilities to continue development and commercialization of these candidates on our own.  Similarly, BI may decide to seek regulatory approval for, and limit commercialization of, a product candidate under our 11β HSD1 program to narrower indications than we would pursue. We would be prevented from developing or commercializing a candidate in an indication covered by the collaboration agreement that BI has chosen not to pursue.

Our collaboration with BI under the 11β Agreement may not be scientifically or commercially successful due to a number of important factors, including the following:

•                  BI has wide discretion in determining the efforts and resources that it will apply to its collaboration with us. The timing and amount of any development milestone payments, and downstream commercial milestone payments and royalties that we may receive under such partnership will depend on, among other things, the efforts, allocation of resources and successful development and commercialization of these product candidates by BI.

•                  BI may terminate its collaboration with us without cause and for circumstances outside of our control, which could make it difficult for us to attract new strategic partners or adversely affect how we are perceived in scientific and financial communities.

•                  BI may develop or commercialize our product candidates in such a way as to elicit litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.

•                  BI may not comply with all applicable regulatory requirements, or fail to report safety data in accordance with all applicable regulatory requirements.

•                  If BI were to breach its arrangement with us, we may need to enforce our right to terminate the applicable agreement in legal proceedings, which could be costly and cause delay in our ability to receive rights back to the relevant product candidates. If we were to terminate our agreement with BI due to BI’s breach or BI terminated the agreement without cause, the development and commercialization of product candidates under our 11β HSD1 program could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of these candidates on our own.

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

We plan to design the clinical trials for VTP-43742, VTP-38543, VTP-38443 and expect to do so for any future unpartnered product candidates, and we will continue to work with BI on trials for product candidates under our 11β HSD1 program, including BI187004.  However, we and BI rely on CROs and other third parties to assist in managing, monitoring and otherwise carrying out many of these studies and trials. We and BI compete with many other companies for the resources of these third parties. The third parties on whom we and BI rely generally may terminate their engagements at any time, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.  In connection with termination of the BACE Agreement, we plan to assess the BACE program, including BI1147560/VTP-36951, and determine the appropriate next steps, including whether and how to proceed with development of the program.

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

We intend to rely on third-party manufacturers, including BI, to make our product candidates, and any failure by these manufacturers may delay or impair the ability to complete clinical trials or commercialize our product candidates.

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

In addition, we contract with fill-and-finishing providers with the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our and BI’s contractors’ ability to operate or lead to delays in our clinical development programs. We have been notified by BI that it previously received a warning letter from the FDA in May 2013 concerning its manufacturing practices. In the warning letter, the FDA said it had identified significant violations of cGMP for the manufacture of active pharmaceutical ingredients (API) and the cGMP regulations for finished pharmaceuticals. In June 2014, the FDA issued a close out letter to BI which stated that the FDA had completed an evaluation of BI’s corrective actions in response to the May 2013 warning letter. While the FDA’s close out letter stated that, based on its evaluation, it appeared that BI had addressed the violations contained in the May 2013 warning letter, the FDA stated that future FDA inspections and regulatory activities would further assess the adequacy and sustainability of BI’s corrections of the violations. We can provide no assurances that BI will continue to comply with cGMP or that it will not receive additional warning letters or sanctions from the FDA. We believe that our and BI’s current fill-and-finish contractors are operating in accordance with cGMP, but we can give no assurance that FDA or other regulatory agencies will not conclude that another lack of compliance exists. In addition, any delay in contracting for fill-and-finish services, or failure of the contract manufacturer to perform the services as needed, may delay clinical trials, registration and launches, and delay or limit our ability to receive any corresponding milestone or royalty payments. Any such issues may have a substantial negative effect on our business.

For BI187004, we rely on BI to produce, or contract for the production of, bulk drug substance and finished drug product for late stage clinical trials and for commercial supplies of any approved candidates. Any failure by BI or by third-parties with which BI contracts may delay or impair the ability to complete late stage clinical trials or commercialize BI187004, if approved.

BI is responsible for manufacturing BI187004. BI currently performs the manufacture of the drug substance and will be responsible for the manufacture of the drug product for BI187004.  As part of the termination of the BACE Agreement, we will need to coordinate with BI on the transfer of responsibility for manufacture of BI 1147560/VTP-36951 and may need to rely on BI in the short term for the supply of BI 1147560/VTP-36951. BI may in the future use contract manufacturers for the manufacture of drug substance and drug product for BI187004 and we may do the same for BI 1147560/VTP-36951. We have no expectation that BI plans to perform the manufacture of bulk drug substance or drug product for BI187004 in the future. We have been notified by BI that it previously received a warning letter from the FDA in May 2013 concerning its manufacturing practices. In the warning letter, the FDA said it had identified significant violations of cGMP for the manufacture of API which is the actual drug substance, and the cGMP regulations for finished pharmaceuticals. In June 2014, the FDA issued a close out letter to BI which stated that the FDA had completed an evaluation of BI’s corrective actions in response to the May 2013 warning letter. While the FDA’s close out letter stated that, based on the its evaluation, it appeared that BI had addressed the violations contained in the May 2013 warning letter, the FDA stated that future FDA inspections and regulatory activities would further assess the adequacy and sustainability of BI’s corrections of the violations. We can provide no assurances that BI will continue to comply with cGMP or that it will not receive additional warning letters or sanctions from the FDA. We believe that our and BI’s current fill-and-finish contractors are operating in accordance with cGMP, but we can give no assurance that FDA or other regulatory agencies will not conclude that another lack of compliance exists. If BI is unable to manufacture or unable to contract at the appropriate time with a manufacturer willing and able to manufacture sufficient quantities of BI187004to meet their clinical trial needs and ultimately commercial demand, either for technical or business reasons, the development and commercialization of BI187004 may be delayed.

We may not be successful in establishing and maintaining additional strategic partnerships, which could adversely affect our ability to develop and commercialize products, negatively impacting our operating results.

In addition to our current collaboration with BI, a part of our strategy is to strategically evaluate and, as deemed appropriate, enter into additional collaborations in the future when strategically attractive, including potentially with major biotechnology or pharmaceutical companies, which could include another collaboration relating to our BACE program. We face significant competition in seeking appropriate partners for our product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully partner our product candidates, potential partners must view these product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available products for licensing by other companies. Even if we are successful in our efforts to establish new strategic partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our drug discovery platform and product candidates. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. The patent position of biotechnology and pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the United States Patent and Trademark Office (USPTO), and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If patent applications we or our partners hold or have in-licensed with respect to our platform or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our products, it could dissuade companies from collaborating with us. Several patent applications covering our product candidates and compounds have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidate that we or our partners may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we and our partners cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, an interference or derivation proceeding in the United States can be initiated by the USPTO or a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after the earliest non-provisional filing date. Various extensions may be available; however, the life of a patent and the protection it affords is limited and all patents will eventually expire. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic products.

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

On September 16, 2011, the Leahy-Smith America Invents Act (the Leahy-Smith Act) was signed into law. The Leahy-Smith Act introduced a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and are now able to challenge the validity of issued U.S. patents through various post-grant proceedings including opposition, derivation, reexamination, inter-partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our or our partners’ competitive position.

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

If any of our product candidates are approved by the FDA, one or more third parties may challenge the patents covering this approved product candidate, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application(ANDA) for a generic drug product containing an approved product candidate, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved product candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for the applicable approved product candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent terms and obtaining data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our United States patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. Patent term restoration also may be available in certain foreign countries upon regulatory approval of our products candidates. However, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval of competing products following our patent expiration sooner, and our revenue could be reduced, possibly materially.

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

Even if we or our partners obtain regulatory approval for BI187004, BI 1147560/VTP-36951, VTP-43742, VTP-38543, VTP-38443 or any other product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, key opinion leaders, healthcare payors, patients and the medical community. Market acceptance of any approved products depends on a number of factors, including:

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

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, judicial decisions, or new interpretations of existing laws, or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. There is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the Affordable Care Act). Among other things, the Affordable Care Act contains provisions that may reduce the profitability of drug products, including, for example, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans, imposed mandatory discounts for certain Medicare Part D beneficiaries, and subjected manufacturers to new annual fees based on a pharmaceutical companies’ share of sales to federal healthcare programs.

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

•                  11β HSD1:  We believe that Bristol-Myers Squibb Company(BMS), Eli Lilly and Company, and Roche Holding AG are studying their 11β HSD1 inhibitors in clinical trials.

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

Undesirable side effects caused by our product candidates could cause us, BI or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. For instance, BI had completed two Phase 1 trials and commenced a Phase 2 trial for BI187004 in July 2014 and had completed two Phase 1 trials for BI 1181181when, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a subsequent Phase 1 multiple rising dose trial. We plan to submit IND applications and commence clinical trials for VTP-43742, VTP-38543, VTP-38443 and continue the research and development of other product candidates.  In connection with termination of the BACE Agreement, we expect to receive the rights to our BACE program, including BI1147560/VTP-36951, and to assess the program to determine the appropriate next steps, which may include further pre-clinical and clinical development.   Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. Our understanding of the relationship between our product candidates and potential adverse events may change as we gather more information or future unexpected adverse events may occur. There can be no assurance that adverse events associated with our product candidates will not be observed. As is typical in drug development, we have a program of ongoing toxicology studies in animals for our other clinical stage product candidates and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect our clinical development activities.

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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business, operating results and prospects and could potentially cause us to cease operations. For instance, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a subsequent Phase 1 multiple rising dose trial and following its analysis, BI determined to suspend development of BI 1181181 and move forward with the development of a structurally different compound, BI 1147560/VTP-36951.  On July 23, 2015, BI informed us that it was terminating the BACE Agreement effective as of October 21, 2015, for strategic business reasons.  We plan to assess the BACE program to determine the appropriate next steps. Moreover, in 2012, we halted our plans for a Phase 2 clinical trial for a former product candidate, VTP-27999, which was being developed for renin inhibition, following the release of clinical data from another pharmaceutical company that would have required us to significantly increase the scope, scale and duration of clinical trial work to obtain regulatory approval. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

•                  the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•                  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their respective implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Our stock price has been and is likely to continue to be volatile. For example, between September 24, 2014 and July 31, 2015, the high and low sales prices per share of our common stock were $23.35 and $5.41, respectively. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above your purchase price. The market price for our common stock may be influenced by many factors, including:

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

•                  announcements by us or our competitors of consummation or termination of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

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

A small number of institutional investors and equity funds hold a significant number of shares of our common stock.  Sales by these stockholders of a substantial number of shares of our common stock or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

The holders of 9,491,680 shares of our outstanding common stock, or approximately 43.4% of our total outstanding common stock as of June 30, 2015, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act.

In addition to our outstanding common stock, as of June 30, 2015, there were a total of 1,839,495 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options under our stock plans or issued warrants. Upon the exercise of these options or warrants, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144.

If significant sales of these shares occur in short periods of time, these sales could reduce the market price of our common stock. Any reduction in the trading price of our common stock could impede our ability to raise capital on attractive terms, if at all.

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

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act) which requires, among other things, that we file with the Securities and Exchange Commission (the SEC) annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC, and The NASDAQ Global Market to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002(the Sarbanes-Oxley Act) reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements, exemptions from the requirements of holding non-binding advisory votes on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies. We could be an emerging growth company until December 31, 2019, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer (in which case we will cease to be an emerging company as of the date we become a large accelerated filer, which, generally, would occur if, at the end of a fiscal year, among other things, the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), if we have total annual gross revenue of $1.0 billion or more during any fiscal year (in which cases we would no longer be an emerging growth company as of December 31 of such fiscal year), or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time (in which case we would cease to be an emerging growth company immediately). Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of June 30, 2015, our current executive officers, directors and greater than 5% stockholders, together with their respective affiliates, beneficially owned approximately 61.7% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i)  Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii)  Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Financial Statements, tagged as blocks of text.

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

Vitae Pharmaceuticals, Inc.

Dated: August 5, 2015	/s/ JEFFREY S. HATFIELD
Jeffrey S. Hatfield
Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2015	/s/ RICHARD S. MORRIS
Richard S. Morris
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)