Form 10-Q
period 2015-09-30
Vitae Pharmaceuticals, Inc
filed 2015-11-06
CIK 1157602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, there were 21,870,276 outstanding shares of the registrant’s common stock, $.0001 par value per share.

VITAE PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

•      the timing of enrollment, commencement and completion of our clinical trials;

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

•                  our ability to establish and maintain development partnerships;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Vitae Pharmaceuticals, Inc.

Balance Sheets

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,933,091	$29,494,755
Marketable securities, available-for-sale	52,393,215	35,823,545
Prepaid expenses and other current assets	2,021,293	1,516,193
Total current assets	71,347,599	66,834,493
Cash—restricted	200,000	200,000
Property and equipment, net	524,628	417,629
Deferred offering costs	—	207,743
Total assets	$72,072,227	$67,659,865
Liabilities and stockholders’ equity
Current liabilities:
Notes payable—current portion	$—	$4,804,176
Accounts payable	3,138,180	641,590
Accrued expenses	4,503,611	3,139,721
Interest payable	—	278,620
Total current liabilities	7,641,791	8,864,107
Deferred rent and lease incentives	56,386	77,707
Total liabilities	7,698,177	8,941,814
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized at September 30, 2015 and December 31, 2014, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at September 30, 2015 and December 31, 2014, 21,870,438 and 18,026,892 shares issued and 21,870,227 and 18,026,892 shares outstanding at September 30, 2015 and December 31, 2014, respectively	2,187	1,803
Additional paid in capital	226,896,705	188,735,965
Treasury stock	(2,324)	—
Accumulated comprehensive loss	(7,633)	(38,812)
Accumulated deficit	(162,514,885)	(129,980,905)
Total stockholders’ equity	64,374,050	58,718,051
Total liabilities and stockholders’ equity	$72,072,227	$67,659,865

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaborative revenues	$175,756	$6,178,166	$487,583	$8,507,113
Operating expenses:
Research and development	10,665,585	4,799,268	25,944,323	14,224,526
General and administrative	2,671,580	3,096,399	7,041,994	5,724,690
Total operating expenses	13,337,165	7,895,667	32,986,317	19,949,216
Loss from operations	(13,161,409)	(1,717,501)	(32,498,734)	(11,442,103)
Other income (expenses):
Other income	—	125,544	1,430	343,318
Interest income	95,967	7,894	277,980	36,709
Interest expense	(114)	(225,355)	(107,978)	(766,392)
Loss on debt extinguishment	—	—	(206,678)	—
Total other income (expenses)	95,853	(91,917)	(35,246)	(386,365)
Net loss	$(13,065,556)	$(1,809,418)	$(32,533,980)	$(11,828,468)
Per share information:
Net loss per common share:
Basic	$(0.60)	$(1.06)	$(1.51)	$(12.18)
Diluted	$(0.60)	$(1.06)	$(1.51)	$(12.18)

Weighted-average number of common shares:
Basic	21,853,530	1,711,969	21,483,233	971,439
Diluted	21,853,530	1,711,969	21,483,233	971,439

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Comprehensive Loss (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(13,065,556)	$(1,809,418)	$(32,533,980)	$(11,828,468)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	41,299	(3,882)	31,179	(4,494)
Comprehensive loss	$(13,024,257)	$(1,813,300)	$(32,502,801)	$(11,832,962)

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(32,533,980)	$(11,828,468)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	160,583	155,176
Stock-based compensation expense	1,763,416	2,079,351
Deferred rent and lease incentives	(9,482)	858
Amortization of deferred financing fees	35,821	164,125
Revaluation of preferred stock warrant liability	—	(301,294)
Loss (gain) on disposal of equipment	167	(2,500)
Noncash portion of loss on early extinguishment of debt	122,225	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(324,321)	(486,401)
Accounts payable and accrued expenses	3,819,472	1,502,007
Deferred revenue	—	(2,000,000)
Interest payable	(278,620)	30,118
Net cash used in operating activities	(27,244,719)	(10,687,028)
Investing activities:
Purchases of property and equipment	(238,579)	(186,735)
Proceeds from disposal of property and equipment	—	2,500
Purchases of investments	(56,455,061)	(15,136,766)
Sales of investments	39,916,570	19,643,922
Net cash (used in) provided by investing activities	(16,777,070)	4,322,921
Financing activities:
Principal payments under debt facilities	(4,935,260)	(4,051,766)
Payment of offering costs	(620,218)	(924,846)
Settlement of restricted stock	(1,910,101)	—
Proceeds from the issuance of common stock, net of repurchases	38,925,704	51,204,759
Net cash provided by financing activities	31,460,125	46,228,147
Net (decrease) increase in cash and cash equivalents	(12,561,664)	39,864,040
Cash and cash equivalents at beginning of period	29,494,755	21,155,247
Cash and cash equivalents at end of period	$16,933,091	$61,019,287
Supplemental disclosures of cash flow information:
Cash paid for interest	$395,459	$572,149

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Notes to Financial Statements (Unaudited)

1. Organization

Vitae Pharmaceuticals, Inc. (“Vitae” or the “Company”) is a clinical-stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases where there are significant unmet medical needs. The Company is developing a robust and growing portfolio of novel product candidates internally generated by Contour®, its proprietary structure-based drug discovery platform. The Company has a portfolio that includes several wholly-owned product candidates in various stages of development and a partnered product candidate in the clinic.

The Company’s most advanced, wholly-owned product candidate is VTP-43742 for the treatment of autoimmune disorders, which is advancing in Phase 1 clinical development with the intent to develop it for moderate to severe psoriasis as the initial, lead indication.  The Company has two other wholly-owned product candidates, VTP-38543 for the treatment of atopic dermatitis, which is in preclinical development and VTP-38443 for the treatment of acute coronary syndrome, to which the Company has decided to no longer allocate current resources for development based on the other priorities of its product portfolio. The Company intends to advance and retain rights to these and other programs and product candidates that the Company believes it can develop and commercialize, and to strategically partner where doing so can accelerate the program and generate non-dilutive capital for Vitae.

The Company’s most advanced product candidate is BI187004/VTP-34072 (“BI187004”), which is in a Phase 2 clinical trial for the treatment of type 2 diabetes, and is being developed under a Research Collaboration and License Agreement with Boehringer Ingelheim GmbH (“BI”) that was entered into in October 2007 (the “11β Agreement”).

The Company also has a product candidate, VTP-36951, in pre-clinical development for the treatment and prevention of Alzheimer’s disease, or Alzheimer’s.  VTP-36951was being developed exclusively by BI as BI 1147560 pursuant to a Research Collaboration and License Agreement with BI that was entered into in June 2009 (the “BACE Agreement”).  On July 23, 2015, BI notified the Company that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons.  On October 21, 2015, in connection with the termination of the BACE Agreement, the Company received the rights to the BACE program, including VTP-36951, which includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement.  The Company continues to assess the BACE program to determine appropriate next steps.

The collaborations with BI, including the BACE Agreement, have provided the Company with an aggregate of $158 million in funding as of September 30, 2015, including $30 million from sales of the Company’s equity securities and $128 million in upfront license fees, research funding and success-based milestones.

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

As of September 30, 2015, the Company had cash, cash equivalents and marketable securities of approximately $69.3 million.  Based on the Company’s current operating plan, which as of now does not include any expenses relating to further development of the BACE program, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its projected operating requirements through the end of 2016. The Company intends to assess the BACE program and revise its operating plan accordingly after determining the appropriate next steps. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and further potential development of the BACE program. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other life sciences companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. The interim unaudited financial statements have been prepared on the same basis as the financial statements as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report on Form 10-K”). In the opinion of management, the accompanying financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2015 and the results of its operations, comprehensive loss and cash flows for the three and nine months ended September 30, 2015 and 2014. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015, any other interim periods, or any future year or period.  The information contained in the accompanying financial statements and the notes thereto should be read in conjunction with the financial statements and notes thereto as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

Fair Value of Financial Instruments

At September 30, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, restricted cash, marketable securities, accounts payable, and accrued expenses and also included notes payable at December 31, 2014. The carrying amounts reported in the Company’s financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. The Company’s short- and long-term marketable securities are carried at fair value based on quoted market prices and other observable inputs. Notes payable approximated fair value because the interest rate was reflective of the rate the Company could obtain on debt with similar terms and conditions. The Company determines the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

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

Net Income Per Common Share

Prior to the Company’s IPO in September 2014, the Company used the two-class method to compute net income per common share because the Company had outstanding securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. The two-class method requires earnings available to common stockholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. Each series of the Company’s convertible preferred stock were entitled to receive annual non-cumulative dividends that ranged from $0.60 - $1.66 per share, payable prior and in preference to dividends paid to holders of common stock when and if declared by the Company’s board of directors. In the event a dividend was paid on common stock, holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis).

For periods with net income prior to the IPO, net income per common share information was computed using the two-class method. Under the two-class method, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Basic net income attributable to common stockholders is computed by an adjustment to subtract from net income the portion of current year earnings that the preferred stockholders would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the convertible preferred shares had no obligation to fund losses.

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

3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted net loss per common share calculation:
Net loss	$(13,065,556)	$(1,809,418)	$(32,533,980)	$(11,828,468)
Less: Undistributed earnings allocated to participating securities	—	—	—	—
Net loss attributable to common stockholders	$(13,065,556)	$(1,809,418)	$(32,533,980)	$(11,828,468)
Weighted-average number of common shares:
Basic and diluted	21,853,350	1,711,969	21,483,233	971,439
Net loss per common share:
Basic and diluted	$(0.60)	$(1.06)	$(1.51)	$(12.18)

The following outstanding securities at September 30, 2015 and 2014 have been excluded from the computation of diluted weighted shares outstanding, as their effects on net loss per share would have been anti-dilutive:

	September 30,
	2015	2014
Stock options	2,032,879	1,488,174
Employee stock purchase plan	28,515	—
Warrants	45,468	45,468
Total	2,106,862	1,533,642

4. Accrued Expenses

At September 30, 2015 and December 31, 2014, accrued expenses consisted of the following:

	September 30,	December 31,
	2015	2014
Payroll and related costs	$1,603,426	$1,710,439
Research and development related costs	2,407,263	760,961
Offering costs	—	207,743
Legal and accounting related costs	252,635	264,959
Other	240,287	195,619
Total	$4,503,611	$3,139,721

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

The Company’s Level 1 assets included money market funds and certificates of deposit (“CD”). Level 2 assets included U.S. government agency securities and corporate debt securities. The following fair value hierarchy tables present information about each major category of financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements as of September 30, 2015 Using
	Level 1	Level 2	Level 3	Balance as of September 30, 2015
Assets
Money market funds	$15,823,887	$—	$—	$15,823,887
Other cash equivalents	—	500,320		500,320
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	52,393,215	—	52,393,215
Total assets	$16,023,887	$52,893,535	$—	$68,917,422

	Fair Value Measurements as of December 31, 2014 Using
	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets
Money market funds	$25,664,911	$—	$—	$25,664,911
Other cash equivalents	—	2,179,290		2,179,290
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	35,823,545	—	35,823,545
Total assets	$25,864,911	$38,002,835	$—	$63,867,746

6. Investments

Marketable Securities

Marketable securities consisted of the following as of September 30, 2015 and December 31, 2014:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015
Corporate notes and bonds	$52,400,747	$7,755	$(15,287)	$52,393,215
Total marketable securities	$52,400,747	$7,755	$(15,287)	$52,393,215
December 31, 2014
Corporate notes and bonds	$35,862,357	$573	$(39,385)	$35,823,545
Total marketable securities	$35,862,357	$573	$(39,385)	$35,823,545

As of September 30, 2015, the Company’s marketable securities had maturities that were less than one year.

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

On February 27, 2015, the Company repaid the outstanding balance of the 2011 credit facility. The total payoff was $4,342,855, which included prepayment and other additional fees of $84,453. The Company had $20,852 of deferred financing fees and $101,373 of unamortized debt discount as of the payoff date. The debt repayment was accounted for as an extinguishment as per ASC 470-50, Debt: Modifications and Extinguishments, and a loss on extinguishment of debt totaling $206,678 was recorded in the nine months ended September 30, 2015, consisting of the unamortized deferred financing, unamortized debt discount and prepayment and other additional fees.

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

Preferred Stock

In connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation that established the preferred stock the Company was authorized to issue. As of September 30, 2015, the Company had authorized 15,000,000 shares of preferred stock at $0.0001 par value. There were no shares of preferred stock issued or outstanding as of September 30, 2015.

Treasury Stock

In connection with cashless employee stock option exercises for the nine months ended September 30, 2015, employees tendered 211 shares of common stock with a fair value of $2,324 to the Company as consideration for the exercise price. Treasury stock is recorded using the cost method. Treasury stock retirements are recorded by deducting the par value from common stock and charging the remaining excess of cost over par to accumulated deficit.

Warrants

Series D preferred stock warrants were immediately converted into common stock warrants upon the closing of the Company’s IPO. As of September 30, 2015, the Company had warrants outstanding for the purchase of 45,468 shares of common stock at exercise prices ranging from $20.70 - $27.60. The following table summarizes the warrants outstanding and exercisable as of September 30, 2015:

Warrants to Purchase	Shares	Exercise Price	Expiration Date
Common stock	1,449	$20.70	07/12/2016
Common stock	14,130	$27.60	08/28/2018
Common stock	29,889	$27.60	12/21/2021

Shares Reserved for Future Issuance

At September 30, 2015, the Company’s shares of common stock reserved for future issuance were:

Common stock options outstanding	2,032,879
Shares available for future grant under employee compensation plans	2,032,274
Shares available through employee stock purchase plan	430,269
Warrants	45,468
4,540,890

9. Employee Compensation Plans

In July 2014, the Company’s Board of Directors approved the 2014 Stock Plan (the “2014 Plan”) and reserved to be authorized for issuance under the 2014 Plan the sum of (1) 1,782,500 shares of the Company’s common stock, (2) the number of shares of the Company’s common stock reserved under the Predecessor Plans (as defined below) that are not issued or subject to outstanding awards under the Predecessor Plans as of the closing of the Company’s IPO and (3) any shares of the Company’s common stock which are subject to outstanding options under the Predecessor Plans as of the closing of the Company’s IPO that subsequently expire or lapse unexercised or are subsequently forfeited to or repurchased by the Company, provided that the shares reserved under clauses (2) and (3) above shall include no more than 1,070,687 shares of the Company’s common stock. Under the 2014 Plan, options to purchase common stock, restricted stock and restricted stock units may be granted to the Company’s employees, nonemployee directors, and consultants providing services to the Company. The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan shall automatically be increased on the first business day of each of the Company’s fiscal years by a number equal to the smallest of (i) 4% of the total number of shares of the Company’s common stock actually issued and outstanding on the last business day of the prior fiscal year (excluding any rights to purchase shares of the Company’s common stock that may be outstanding, such as options or warrants), (ii) 1,426,000 shares of the Company’s common stock or (iii) a number of shares of Common Stock determined by the Company’s board of directors. As of January 1, 2015, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 721,076 shares. As of September 30, 2015, there are 2,032,274 shares available for grant without restriction.

The Company has three additional share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) the 2001 Stock Plan (the “2001 Plan”); (ii) the 2004 Stock Plan (the “2004 Plan”); and the 2013 Stock Plan (the “2013 Plan”, and collectively with the 2001 Plan and the 2004 Plan, the “Predecessor Plans”).

The cost of stock-based compensation awards are determined based on the grant-date fair value, net of the effects of estimated forfeitures of the awards, and is recognized into expense over the award’s service period. Stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$369,893	$207,911	$743,470	$214,628
General and administrative	524,210	1,759,382	1,019,946	1,864,723
Total stock-based compensation	$894,103	$1,967,293	$1,763,416	$2,079,351

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$846,072	$1,967,293	$1,629,494	$2,079,351
Employee stock purchase plan	48,031	—	133,922	—
Total stock-based compensation	$894,103	$1,967,293	$1,763,416	$2,079,351

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

The following table summarizes stock option activity under the Plans from January 1, 2015 through September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	1,484,696	$4.8840
Granted	758,771	$12.0865
Exercised	(173,398)	$1.9396
Expired	(5,892)	$7.9313
Forfeited	(31,298)	$9.2052
Outstanding, September 30, 2015	2,032,879	$7.7481	6.75	$8,111,475
Exercisable, September 30, 2015	863,160	$4.7454	3.91	$5,397,550
Vested and Expected to Vest, September 30, 2015	1,985,727	$7.6881

The Company granted 303,559 performance-based stock options to employees in March 2011. These performance options have a 10-year life and exercise prices equal to the fair value of the Company’s stock at the grant date. Vesting of no more than 60% of these performance options is dependent on (i) meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. Vesting of no more than 40% of these performance options is dependent on (i) meeting certain performance conditions, which relate to a deemed liquidation of the Company, an IPO or consummation of a strategic transaction, which were established by the Company’s board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. The Company’s board of directors determines if the performance conditions have been met. Stock-based compensation expense for these options is recorded when management estimates that the vesting of these options is probable based on the status of the Company’s research and development programs and other relevant factors. For the three months ended September 30, 2015, the vesting of 55,251 performance-based stock options was deemed probable and stock-based compensation expense was recorded ratably over the service period associated with the performance condition. As of September 30, 2015, a total of 165,939 performance-based stock options had been deemed probable. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period.

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

The fair values of stock options granted during the nine months ended September 30, 2015 and 2014 were calculated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2015	2014
Weighted-average risk-free interest rate	1.74%	1.98%
Expected term of options (in years)	6.15	6.11
Expected stock price volatility	78.04%	83.00%
Expected dividend yield	0%	0%

The weighted average fair value of options granted during the nine months ended September 30, 2015 and 2014 was $8.32 and $4.08 per share, respectively.

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

The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2015 and 2014 was $334,004 and $54,759, respectively.

As of September 30, 2015, excluding performance-based stock options that have not been deemed probable, the aggregate unrecognized stock-based compensation expense related to unvested options granted under the Stock Plans that were expected to vest was $6,268,079. That expense is expected to be recognized as follows:

Year ending December 31,
2015	$596,674
2016	2,195,020
2017	1,846,617
2018	1,397,149
2019	232,619
$6,268,079

The aggregate estimated fair value of options for which the satisfaction of the related-performance conditions have not been deemed probable was $546,951 as of September 30, 2015.

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

Employee Stock Purchase Plan

In July 2014, the Company established an Employee Stock Purchase Plan (the “Purchase Plan”). Under the Company’s Purchase Plan, eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the administrator. The Purchase Plan is administered by the compensation committee of the Company’s board of directors. Under the Purchase Plan, eligible employees may purchase stock at 85% of the lower of the fair market value of a share of the Company’s common stock on the first day of an offering period or on the purchase date. Eligible employees may contribute up to 15% of their eligible compensation. A participant may purchase a maximum of 2,100 shares of common stock per purchase period. Under the Purchase Plan, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding

As of the first business day of each fiscal year of the Company during the term of the Purchase Plan, the aggregate number of shares that may be issued under the Purchase Plan shall automatically increase by a number equal to the least of (i) 1% of the total number of shares of the Company’s common stock actually issued and outstanding on the last business day of the prior fiscal year (excluding any rights to purchase shares of the Company’s common stock that may be outstanding, such as options or warrants), (ii) 356,500 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock determined by the Company’s board of directors. As of January 1, 2015, the number of shares of common stock that may be issued under the Purchase Plan was automatically increased by 180,269 shares, increasing the number of shares of common stock available for issuance under the Purchase Plan to 430,269 shares.

Effective February 1, 2015, employees who elected to participate in the Purchase Plan commenced payroll withholdings that accumulate during the offering period that ends on October 31, 2015, at which time shares of the Company’s common stock will be purchased at 85% of the lower of the fair market value of our common shares on January 30 or October 30, 2015. In accordance with the guidance in ASC 718-50, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the Purchase Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation cost is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company has estimated the option’s fair value to be $5.43 using the Black-Scholes valuation model and recognized stock-based compensation expense of $48,031 and $133,922 in the three and nine months ended September 30, 2015, respectively.

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

The Company has earned $29 million in development milestones since the inception of the BACE Agreement.  On July 23, 2015, BI notified the Company that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons.  On October 21, 2015, in connection with the termination of the BACE Agreement, the Company received the rights to the BACE program, including VTP-36951, which  includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement.  Under the BACE Agreement, no material payments were required to be made by or to the Company in connection with the termination of the agreement.

11. Income Taxes

For the three and nine months ended September 30, 2015 and 2014, the Company did not record a current or deferred income tax expense or benefit. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2015 and December 31, 2014.

12. Related Party Transactions

A member of the Company’s Board is a partner/founder of a law firm that provided various legal services to the Company. The Company has incurred costs of $75,065 and $547,841 for the three months ended September 30, 2015 and 2014, respectively, and $368,071 and $1,138,938 for the nine months ended September 30, 2015 and 2014, respectively. Additionally, $46,116 and $128,755 was due to the related party as of September 30, 2015 and December 31, 2014, respectively.

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

Overview

We are a clinical-stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases with significant unmet medical needs. We are developing a growing portfolio of novel product candidates internally generated by Contour®, our proprietary structure-based drug discovery platform. Our portfolio includes several wholly-owned product candidates in various phases of development, and a partnered product candidate in the clinic:

•                  Our most advanced, wholly-owned product candidate is VTP-43742 for the treatment of autoimmune disorders, which is advancing in Phase 1 clinical development with the intent to develop it for moderate to severe psoriasis as the initial, lead indication.  We have two other wholly-owned product candidates, VTP-38543 for the treatment of atopic dermatitis, which is in preclinical development and VTP-38443 for the treatment of acute coronary syndrome, to which we have decided to no longer allocate current resources for development based on the other priorities of our product portfolio. We intend to advance and retain rights to these and other programs and product candidates that we believe we can develop and commercialize, and to strategically partner where doing so can accelerate the program and generate non-dilutive capital for Vitae.

•                  We have a product candidate, BI187004/VTP-34072 (BI187004), that is in a Phase 2 clinical trial for the treatment of type 2 diabetes, and is being developed exclusively by Boehringer Ingelheim GmbH (BI) pursuant to a research collaboration and license agreement with BI (the 11β Agreement).

•                  We also have a product candidate, VTP-36951, in pre-clinical development for the treatment and prevention of Alzheimer’s disease (Alzheimer’s).  VTP-36951 was being developed exclusively by BI as BI 1147560 pursuant to a research collaboration and license agreement with BI (the BACE Agreement).  On July 23, 2015, BI notified us that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons.  On October 21, 2015, in connection with the termination of the BACE Agreement, we received the rights to the BACE program, including VTP-36951, which includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement.   We continue to assess the BACE program to determine the appropriate next steps and expect to provide an update on our plans for the BACE program in the first half of 2016.

We have leveraged our expertise and ability in structure-based drug discovery to create a growing portfolio of novel, potent and selective product candidates. Our goal is to further leverage this leadership in structure-based drug discovery to deliver first- or best-in-class small molecule drugs to patients in diseases with significant unmet medical needs. The key elements of our business strategy are to:

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

For the nine months ended September 30, 2015 and 2014, we had net losses of $32.5 million and $11.8 million, respectively. As of September 30, 2015, we had an accumulated deficit of $162.5 million. We have devoted substantially all of our capital resources to the research and development of our product candidates. Since our inception in 2001, we have had no revenues from product sales. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical development and clinical trials, and to eventually seek regulatory approval and pursue commercialization. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

Based on our current business plan, which as of now does not include any expenses relating to further development of the BACE program, we believe that our existing cash, cash equivalents and marketable securities of approximately $69.3 million as of September 30, 2015, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements through the end of 2016. We intend to assess the BACE program and revise our operating plan accordingly after determining the appropriate next steps. We will need to secure additional funding in the future in order to carry out all of our planned research and development activities. We will seek to fund our operations through the sale of equity, debt financings or other capital sources, including potential collaborations or partnerships with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Recent Highlights

Since June 30, 2015, we experienced the following:

Research and Development Activities:

Pipeline Updates:

•                              VTP-43742 (RORγt) — In the third quarter of 2015, VTP-43742, our wholly owned and first-in-class RAR-Related Orphan Receptor gamma-t (RORγt) inhibitor product candidate for the treatment of autoimmune disorders had two ongoing, overlapping Phase 1 clinical trials:

•                  In June 2015, we initiated a Phase 1 single ascending dose clinical study of VTP-43742, and in September 2015, we announced positive top-line results from this trial. The single ascending dose trial assessed the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-43742 in 53 healthy human volunteers over several cohorts in the study. The plasma half-life of VTP-43742 was observed to be approximately 30 hours supporting the potential for effective once-a-day dosing in humans. In addition, VTP-43742 was evaluated in an ex vivo assay for its ability to inhibit the production of pro-inflammatory cytokine IL-17A in blood obtained from study subjects. Subjects receiving VTP-43742 showed a dose-dependent suppression of RORγt dependent IL-17A production by more than 90 percent, with the effect largely sustained over the full 24-hour measurement period.

•                  In August 2015, we initiated a Phase 1 multiple ascending dose clinical trial of VTP-43742. This clinical trial is a double-blind, placebo-controlled trial in two patient populations.  We anticipate results from the first part of the trial in healthy human volunteers to be available in the fourth quarter of 2015. Due to a slower than projected initial rate of enrollment, we now anticipate top-line clinical efficacy results from the second, proof-of-concept portion of the trial in psoriatic patients in the first quarter of 2016.

•                  Based on our review of the potential diseases for which VTP-43742 may have utility and several other clinical and commercial factors discussed below, we have selected moderate to severe psoriasis as the initial, lead indication for VTP-43742. We plan to continue to review other additional potential indications for further development.

•                        VTP-38543 (LXRβ) — we continued to advance VTP-38543, our first-in-class product candidate for the treatment of atopic dermatitis. We plan to initiate a Phase 1 clinical trial in the fourth quarter of 2015. Phase 1 efficacy proof-of-concept results are expected in 2016.

Partnered Programs:

•                                          In July 2015, we announced the end of the research collaboration and license agreement for beta secretase (BACE) inhibitors. Termination of the agreement by BI for strategic business reasons was effective October 21, 2015. In connection with the termination of the agreement, we received the rights to the BACE program, including VTP-36951, formerly BI 1147560. We continue to assess the program to determine the appropriate next steps. We plan to provide an update on our plans for the BACE program in the first half of 2016.

Financial Developments:

•                              Reported net operating expenses of $13.3 million in the third quarter of 2015, and cash, cash equivalents and marketable securities of $69.3 million as of September 30, 2015.

Product Portfolio

We have developed and utilized Contour, a computational structure-based drug discovery platform, to design and optimize compounds across a range of therapeutic targets and disease areas. The following table summarizes key information about our most advanced product candidates as of September 30, 2015:

PRODUCT CANDIDATE	INDICATION (TARGET)	WORLDWIDE COMMERCIAL RIGHTS	STAGE OF CLINICAL DEVELOPMENT AND ANTICIPATED MILESTONES
VTP-43742	Moderate to severe psoriasis as our lead indication with other autoimmune diseases under consideration (RORγt)	Vitae

•                  Positive Phase 1 SAD clinical trial results announced in September 2015

•                  Phase 1 multiple ascending dose (MAD) clinical trial initiated in third quarter of 2015

•                  Top-line Phase 1 human proof-of-concept results expected in the first quarter of 2016

•                  A Phase 2 clinical trial in psoriasis expected to begin in 2016

VTP-38543	Atopic dermatitis (LXRβ)	Vitae	• Phase 1 clinical trial planned to be initiated in fourth quarter of 2015 • Phase 1 efficacy proof-of-concept results expected in 2016

VTP-36951	Alzheimer’s disease (BACE)	Vitae

•                  July 2015 — BI notified Vitae of termination of BACE Agreement for strategic business reasons effective October 21, 2015

•                  Vitae received rights to BACE program in fourth quarter of 2015, and is assessing program to determine next steps; plan to provide an update in the first half of 2016

VTP-38443	Acute coronary syndrome (LXRβ)	Vitae	• No longer currently allocating resources to development due to portfolio prioritization

BI187004	Type 2 diabetes and metabolic syndrome (11β HSD1)	BI

•                  Top-line clinical efficacy results from the metformin arm of the Phase 2 clinical trial did not meet clinical endpoint announced in second quarter of 2015

•                  Results of the monotherapy arm expected in the fourth quarter of 2015

VTP-43742 (RORγt)

We discovered and are developing VTP 43742, an orally active small molecule inhibitor of RORγt activity, which is wholly owned by us, for the treatment of a variety of autoimmune disorders. Autoimmune disorders comprise a large number of diseases in which the body mounts an inappropriate immunological response against normal human tissues. These disorders include; psoriasis, psoriatic arthritis, ankylosing spondylitis, rheumatoid arthritis and multiple sclerosis, as well as numerous orphan indications. We commenced discovery efforts for this program in the fourth quarter of 2012 and selected VTP-43742 as a product candidate in the first quarter of 2014. In the third quarter of 2015, VTP-43742, our wholly owned and first-in-class RORγt inhibitor product candidate for the treatment of autoimmune disorders had two ongoing, overlapping Phase 1 clinical trials.

In June 2015, we initiated a Phase 1 single ascending dose clinical trial of VTP-43742. In September of 2015, we announced positive top-line results from this trial which assessed the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-43742 in 53 healthy human volunteers over several cohorts. VTP-43742 was safe and generally well tolerated at all dose levels across a 60-fold dose range. No serious adverse events were reported and there were no drug-related clinical laboratory or electrocardiogram (ECG) abnormalities. The plasma half-life of VTP-43742 was observed to be approximately 30 hours in this clinical trial, supporting the potential for effective once-a-day dosing in humans. In addition, VTP-43742 was evaluated in an ex vivo assay for its ability to inhibit the production of pro-inflammatory cytokine IL-17A in blood obtained from study subjects. Subjects receiving VTP-43742 showed a dose-dependent suppression of RORγt dependent IL-17A production by more than 90 percent, with the effect largely sustained over the full 24-hour measurement period.

In August 2015, we initiated a Phase 1 multiple ascending dose clinical trial of VTP-43742. This clinical trial is a double-blind, placebo-controlled trial in two patient populations. The first part of the trial is designed to evaluate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of multiple ascending doses of VTP-43742 in up to 48 healthy human volunteers over multiple cohorts in which subjects are dosed for 10 days. We anticipate results from this trial to be available in the fourth quarter 2015. In the second, overlapping proof-of-concept portion of the trial, which initiated in September 2015, Vitae will assess the safety, tolerability, pharmacokinetic, pharmacodynamic and clinical efficacy profile of multiple ascending doses of VTP-43742 in approximately 60 psoriatic patients over 4 cohorts in which patients are dosed for 28 days. Due to a slower than projected initial rate of enrollment, we now anticipate top-line clinical efficacy results from the second, proof-of-concept portion of the trial in psoriatic patients in the first quarter of 2016.

We have selected moderate to severe psoriasis as the initial, lead indication for VTP-43742. It is our belief that of the diseases for which VTP-43742 may have utility, psoriasis represents the most attractive opportunity. Our decision is based on the clinical validation of the TH17 pathway from the IL-17 and IL-23 monoclonal antibodies, our belief in the probability of technical success, the unmet need for better oral therapies, the potential size of the market and the potential length of time to filing a New Drug Application compared to the other indications we evaluated. Assuming the Phase 1 trial proves successful, we plan to initiate a Phase 2 trial in psoriasis in the second half of 2016 and continue to assess whether clinical trials in additional indications are appropriate for VTP-43742. In addition to VTP-43742, we are progressing backup compounds in our RORγt program and  plan to continue to assess other additional potential indications for further development.

VTP-38543 (Liver X Receptor Beta (LXRβ) for Atopic Dermatitis)

We have discovered and are developing VTP 38543, an LXRβ selective agonist, as a topical agent for the treatment of atopic dermatitis. Atopic dermatitis is a common inflammatory skin disease in children that also affects a large number of adults. It is characterized by a loss of barrier function of the skin, as well as skin inflammation. In 2012, our discovery efforts were substantially completed, and in 2013, we focused primarily on clinical development, regulatory strategy and formula development. We have selected VTP-38543 as a product candidate for atopic dermatitis and we plan to initiate a Phase 1 clinical trial in the fourth quarter of 2015 and to have Phase 1 efficacy proof-of-concept results in 2016.

VTP-36951 (B-site Amyloid Precursor Protein-Cleaving Enzyme (BACE) Inhibitors)

VTP-36951 was being developed for the treatment and prevention of Alzheimer’s disease (Alzheimer’s) exclusively by BI as BI 1147560 pursuant to the BACE Agreement.  Under the terms of the BACE Agreement, BI was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program.  On July 23, 2015, BI notified us that it was terminating the BACE Agreement for strategic business reasons effective as of October 21, 2015.  On October 21, 2015, in connection with the termination of the BACE Agreement, we received the rights to the BACE program, including VTP-36951, which includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement.

Prior to termination of the BACE Agreement, we were developing VTP-37948/BI 1181181 (BI1181181), in collaboration with BI for Alzheimer’s. However, in February of 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. BI had completed its analysis and concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI had decided to move forward with the development of VTP-36951, which was discovered as part of our BACE collaboration. BI had completed all GLP toxicology studies that we believe were necessary prior to first in human trials, and BI expected to start the initial Phase 1 clinical trial of VTP-36951 by the end of 2015. We continue to assess the BACE program to determine the appropriate next steps and expect to provide an update on our plans for the program in the first half of 2016.

VTP 38443 (LXRβ for Acute Coronary Syndrome (ACS))

We discovered and were developing VTP-38443, an orally active LXRβ selective agonist which is wholly owned by us, for the treatment of acute coronary syndrome (ACS). We have decided to no longer allocate current resources for the development of VTP-38443 based on the other priorities of our product portfolio.

BI187004 (11β HSD1)

BI187004, our orally active 11β HSD1 inhibitor, is being developed in collaboration with BI for type 2 diabetes.  Under the terms of the 11β Agreement with BI, BI is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the 11β HSD1 program. For U.S. Food and Drug Administration (FDA) regulatory purposes, we expect the indication for BI187004 will be for the improvement of glycemic control in type 2 diabetes. BI187004 is in a Phase 2 clinical trial for the treatment of type 2 diabetes.  In June 2015, we announced that top-line clinical efficacy results from the metformin arm of an ongoing Phase 2 proof-of-concept clinical trial of BI187004 in the treatment of overweight type 2 diabetic patients did not meet BI’s predefined endpoint criteria. Data from the placebo-controlled monotherapy arm of the study, which is still ongoing, are expected in the fourth quarter of 2015.

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

Under the 11β Agreement, we have received an aggregate of $65.2 million in non-equity funding as of September 30, 2015, including upfront license fees, research funding and success-based milestone payments. We received an upfront license fee from BI of $15.0 million upon execution of the 11β Agreement. In addition, BI made quarterly payments of $0.8 million during the 27-month collaborative research program period, for a total of $7.2 million. The upfront fee and the research collaboration payments were recognized as revenue over the 27-month funded research program period, from October 2007 through December 2009. Also, as of September 30, 2015, we earned $43.0 million for achieving substantive development milestone payments, including a $6.0 million milestone payment in the third quarter of 2014 from BI as a result of the first patient having been dosed in the Phase 2 clinical trial which commenced in July 2014. In addition, we are eligible to receive up to $272.0 million in additional milestone payments based on the achievement of pre-specified events, including up to $147.0 million in development and regulatory milestone payments and up to $125.0 million in commercialization milestone payments. Pursuant to the 11β Agreement, BI is responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the 11β program, including BI187004.

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

B-site Amyloid Precursor Protein-Cleaving Enzyme Inhibitors with BI

In June 2009, we entered into the BACE Agreement. Based upon discoveries we made using Contour, we and BI formed a worldwide strategic partnership granting BI exclusive rights to develop and commercialize BACE inhibitors for the treatment of certain indications, including Alzheimer’s. The inhibition of BACE, an enzyme involved in the formation of amyloid-β plaques, which are insoluble aggregates made up of amyloid-β protein and which accumulate in the brains of patients with Alzheimer’s, offers the potential to slow or even halt disease progression. Under the terms of the BACE Agreement, BI was to lead development and commercialization of all products for Alzheimer’s to capitalize on its global marketing and sales expertise and was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program.  On July 23, 2015, BI notified us that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons.  On October 21, 2015, in connection with the termination of the BACE Agreement, we received the rights to the BACE program, including VTP-36951, which is includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement.

Under the BACE Agreement, we have received an aggregate of $63.2 million in non-equity funding as of September 30, 2015, including upfront license fees, research funding and success-based milestone payments. During the collaborative research program period, we were obligated to provide twelve full-time equivalent employees or FTEs per month for a period of 36 months to provide research services, and we received an upfront license fee from BI of $15.0 million upon execution of the BACE Agreement. In addition, BI made quarterly payments of approximately $1.0 million during the 36-month collaborative research program period, for a total of $12.2 million. The license fee and the research collaboration payments were recognized as revenue over the 36-month research program period, from June 2009 through June 2012. In April 2012, the initial research program was extended for an additional year through June 2013, and BI made quarterly payments of approximately $0.8 million over the 12-month extension period, for a total of $3.0 million. During this extension period, we were obligated to provide eight FTEs per month. The additional payments totaling $3.0 million were recognized ratably over the extension period through June 2013. The revenue recognition period for the license fee was also extended on a prospective basis through June 2013.

In December 2012, we amended the BACE Agreement to expand the core indication definition to include additional indications, including type 2 diabetes and metabolic syndrome. Under the terms of the amendment, we received a nonrefundable fee of $4.0 million upon execution of the amendment. In accordance with the amendment, we were obligated to provide 12 months of research contributions at BI’s discretion commencing in June 2013. Deferred revenue was recorded upon receipt of the cash payments, and revenue relating to the upfront payment was recognized over the 12-month period in which research contributions were delivered through June 30, 2014. We recorded $2.0 million in revenues related to the amendment in the nine months ended September 30, 2014.

As of September 30, 2015, we have earned $29.0 million in development milestone payments since the inception of the BACE Agreement.

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

We track research and development expenses on a program-by-program basis and have allocated common expenses, such as facilities, depreciation, stock-based compensation and other research and development support expenses to each program based on the personnel resources allocated to each program. We generally track these costs as separate programs after a program achieves animal-proof-of principle. In addition to our program specific costs, we have discovery costs related primarily to the design, synthesis and assessment of product candidates for new molecular targets and for previous product candidates for which we have decided not to pursue further development. These costs include attempts to replicate literature data, structural biology around the target and, to a limited extent, compound synthesis. Generally, these costs include activities up to and including animal proof-of-concept. In addition, discovery expenses include technology development costs related to Contour. These expenses consist principally of salaries and related costs for personnel engaged in the development and enhancement of the technology.

We expect that the expenses related to our entire pipeline will continue to increase with successful progression of our product candidates, including potentially VTP-36951, into later stages of development and as we commence new discovery efforts on promising biological targets. However, future research and development costs for any particular program or product candidate are not reasonably certain because such costs are dependent on a number of variables, including successful completion of preclinical and clinical studies, the design and cost of future studies and the amount and timing of discovery efforts committed to back-up compounds.

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

In accordance with ASU 2009-13, we consider whether the deliverables under the arrangement represent separate units of accounting. In determining the units of accounting, we evaluate certain criteria, including whether the deliverables have stand-alone value. The consideration received is allocated to the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria is applied to each of the separate units.

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

In accordance with ASU 2010-17, revenue is recognized from milestone payments when: (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement; and (ii) we do not have ongoing performance obligations related to the achievement of the milestone earned. Milestone payments are considered substantive if all of the following conditions are met: the milestone payment (a) is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from our performance to achieve the milestone, (b) relates solely to past performance and (c) is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. We have concluded that the clinical and development and regulatory milestones pursuant to our research and development arrangements are substantive.

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

Under our Employee Stock Purchase Plan (the Purchase Plan), the employees ability to purchase shares of our common stock at the lower of the offering date price or the purchase date price represents a stock option under ASC 718-50. Accordingly, the Purchase Plan is a compensatory plan and stock-based compensation cost is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option.

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

The fair value of options granted were calculated using the following weighted-average assumptions in the Black-Scholes option pricing model for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
Stock Options:	2015	2014
Weighted-average risk-free interest rate	1.74%	1.98%
Expected term of options (in years)	6.15	6.11
Expected stock price volatility	78.04%	83.00%
Expected dividend yield	0%	0%

	Nine Months Ended September 30,
Employee Stock Purchase Plan:	2015	2014
Weighted-average risk-free interest rate	0.13%	—
Expected term of options (in years)	0.75	—
Expected stock price volatility	64.65%	—
Expected dividend yield	0%	—

The cost of each stock-based compensation award is determined based on the grant-date fair value, net of the effects of estimated forfeitures of the awards, and is recognized into expense over the award’s service period. Stock-based compensation expense for the nine months ended September 30, 2015 and 2014 was recognized as follows:

	Nine Months Ended September 30,
	2015	2014
Research and development	$743,470	$214,628
General and administrative	1,019,946	1,864,723
Total stock-based compensation	$1,763,416	$2,079,351

	Nine Months Ended September 30,
	2015	2014
Stock options	$1,629,494	$2,079,351
Employee stock purchase plan	133,922	—
Total stock-based compensation	$1,763,416	$2,079,351

Income Taxes

For the three and nine months ended September 30, 2015 and 2014, we did not record a current or deferred income tax expense or benefit. We have evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on our history of operating losses, we have concluded that it is not more likely than not that the benefit of our deferred tax assets will be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of September 30, 2015 and December 31, 2014.

Results of Operations

Comparison of three months ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015	2014	Change
	(in thousands)
Collaborative revenues	$176	$6,178	$(6,002)
Operating expenses:
Research and development	10,666	4,799	5,867
General and administrative	2,671	3,097	(426)
Total operating expenses	13,337	7,896	5,441
Operating loss	(13,161)	(1,718)	(11,443)
Other income	—	126	(126)
Interest income	96	8	88
Interest expense	—	(225)	225
Net loss	$(13,065)	$(1,809)	$(11,256)

	Three Months Ended September 30,
Revenue	2015	2014	Change
	(in thousands)
Collaborative research payments:
Intellectual property costs	$176	$178	$(2)
Total collaborative research payments	176	178	(2)
Milestone revenue	—	6,000	(6,000)
Total collaborative revenues	$176	$6,178	$(6,002)

Collaborative Research Payments:

Intellectual Property Costs. For the three months ended September 30, 2015 and 2014, revenue related to intellectual property cost reimbursements was $176,000 and $178,000, respectively. The decrease of $2,000 was primarily related to a decrease in intellectual property costs associated with the 11β Agreement.

Milestone Revenue. Revenue for the three months ended September 30, 2014 included $6.0 million in milestone payments from BI related to the 11β Agreement as a result of the first patient having being dosed in a Phase 2 clinical trial.

Research and Development.  Research and development expense for the three months ended September 30, 2015 was $10.7 million compared to $4.8 million for the three months ended September 30, 2014, an increase of approximately $5.9 million. The increase was primarily attributable to a $4.5 million increase in clinical and preclinical expenses associated with our RORγt program, a $0.7 million increase in preclinical study expenses associated with our LXRβ atopic dermatitis program, a $0.2 million increase in consulting and outsourced services, a $0.2 million increase in stock-based compensation expense and a $0.2 million increase in employee-related compensation expenses.

We also track fully-allocated research and development expenses on a program-by-program basis. Below is a summary of our research and development expenses by program for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
RORγt	$6,700	$3,119
LXRβ	921	73
Discovery	3,045	1,607
Total research and development expenses	$10,666	$4,799

RORγt

RORγt program expenses for the three months ended September 30, 2015 were $6.7 million compared to $3.1 million for the three months ended September 30, 2014, an increase of approximately $3.6 million. The increase was primarily attributable to the advancement of VTP-43742 into clinical development, including manufacturing and Phase 1 clinical trial costs.

LXRβ

LXRβ program expenses for the three months ended September 30, 2015 were $0.9 million compared to $0.1 million for the three months ended September 30, 2014, an increase of approximately $0.8 million. The increase was primarily attributable to non-clinical development activities to support the expected initiation of a Phase 1 clinical trial for VTP-38543 in the fourth quarter of 2015.

Discovery

Discovery expenses for the three months ended September 30, 2015 were $3.0 million compared to $1.6 million for the three months ended September 30, 2014, an increase of approximately $1.4 million. The increase was primarily attributable to increased activity in our other research programs and the related discovery efforts for our next clinical candidates.

General and Administrative.  General and administrative expense for the three months ended September 30, 2015 were $2.7 million compared to $3.1 million for the three months ended September 30, 2014, a decrease of $0.4 million. The decrease was primarily a result of a $1.2 million decrease in stock-based compensation expense offset by a $0.5 million increase in public company compliance costs, including outside service and consulting fees, audit and legal fees, board of director fees and director & officer insurance costs, a $0.2 million increase in employee-related compensation expenses and a $0.1 million increase in recruiting expenses.

Other Income.  Other income for the three months ended September 30, 2014 included a gain of $0.1 million from the revaluation of the fair value of our preferred stock warrant liability as of September 24, 2014, the closing date of our IPO and date of our final re-measurement of the warrants.

Interest Income.  Interest income for the three months ended September 30, 2015 was $0.1 million compared to $8,000 for the three months ended September 30, 2014. The increase in interest income was primarily attributable to an increase in our average cash balance for the three months ended September 30, 2015 compared to September 30, 2014.

Interest Expense.  Interest expense of $0.2 million for the three months ended September 30, 2014 was related to the Silicon Valley Bank and Oxford Finance LLC credit facility.  The outstanding balance of the credit facility was paid in full on February 27, 2015.

Comparison of nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands)
Collaborative revenues	$487	$8,507	$(8,020)
Operating expenses:
Research and development	25,944	14,224	11,720
General and administrative	7,042	5,725	1,317
Total operating expenses	32,986	19,949	13,037
Operating loss	(32,499)	(11,442)	(21,057)
Other income	1	343	(342)
Interest income	278	37	241
Interest expense	(108)	(766)	658
Loss on debt extinguishment	(206)	—	(206)
Net loss	$(32,534)	$(11,828)	$(20,706)

	Nine Months Ended September 30,
Revenue	2015	2014	Change
	(in thousands)
Amortization of upfront license fees	$—	$150	$(150)
Collaborative research payments:
FTE Funding	—	1,850	(1,850)
Intellectual property costs	488	507	(19)
Total collaborative research payments	488	2,507	(2,019)
Milestone revenue	—	6,000	(6,000)
Total collaborative revenues	$488	$8,507	$(8,019)

Upfront License Fee Revenue. For the nine months ended September 30, 2014, all upfront license fee revenue was entirely associated with the amortization of the upfront fee received upon execution of the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease. Revenue relating to the upfront payment was recognized over the 12-month period in which research contributions were delivered through June 30, 2014.

Collaborative Research Payments:

FTE Funding. For the nine months ended September 30, 2014, all FTE funding revenue was related to the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease. FTE funding revenue was recognized over the 12-month period in which research contributions were delivered through June 30, 2014.

Intellectual Property Costs. For the nine months ended September 30, 2015 and 2014, revenue related to intellectual property cost reimbursements was $488,000 and $507,000, respectively. The decrease of $19,000 was primarily related to a reduction in intellectual property costs associated with the 11β Agreement.

Milestone Revenue. Revenue for the nine months ended September 30, 2014 included $6.0 million in milestone payments from BI related to the 11β Agreement as a result of the first patient having been dosed in a Phase 2 clinical trial.

Research and Development.  Research and development expense for the nine months ended September 30, 2015 was $25.9 million compared to $14.2 million for the nine months ended September 30, 2014, an increase of approximately $11.7 million. The increase was primarily attributable to an $8.3 million increase in clinical and preclinical expenses associated with our RORγt program, a $1.8 million increase in preclinical study expenses associated with our LXRβ atopic dermatitis program, a $0.5 million increase in stock-based compensation expense, a $0.5 million increase in consulting and outsourced services, a $0.4 million increase in compensation expenses and a $0.2 million increase in recruiting expenses.

We also track fully-allocated research and development expenses on a program-by-program basis. Below is a summary of our research and development expenses by program for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
RORγt	$15,158	$9,090
LXRβ	2,266	234
Discovery	8,520	4,900
Total research and development expenses	$25,944	$14,224

RORγt

RORγt program expenses for the nine months ended September 30, 2015 were $15.2 million compared to $9.1 million for the nine months ended September 30, 2014, an increase of approximately $6.1 million. The increase was primarily attributable to the advancement of VTP-43742 into clinical development, including manufacturing and Phase 1 clinical trial costs.

LXRβ

LXRβ program expenses for the nine months ended September 30, 2015 were $2.2 million compared to $0.2 million for the nine months ended September 30, 2014, an increase of approximately $2.0 million. The increase was primarily attributable to non-clinical development activities to support the expected initiation of a Phase 1 clinical trial for VTP-38543 in the fourth quarter of 2015.

Discovery

Discovery expenses for the nine months ended September 30, 2015 were $8.5 million compared to $4.9 million for the nine months ended September 30, 2014, an increase of approximately $3.6 million.  The increase was primarily attributable to increased activity in our other research programs and the related discovery efforts for our next clinical candidates.

General and Administrative.  General and administrative expense for the nine months ended September 30, 2015 were $7.0 million compared to $5.7 million for the nine months ended September 30, 2014, an increase of $1.3 million. The increase was primarily a result of a $1.5 million increase in public company compliance costs, including outside service and consulting fees, audit and legal fees, board of director fees, public relations fees and director & officer insurance costs and a $0.6 million increase in compensation expenses. These increases were partially offset by a $0.8 million decrease in stock-based compensation expense.

Other Income.  Other income for the nine months ended September 30, 2014 included a gain of $0.3 million from the revaluation of the fair value of our preferred stock warrant liability as of September 24, 2014, the closing date of our IPO and date of our final re-measurement of the warrants.

Interest Income.  Interest income for the nine months ended September 30, 2015 was $0.3 million compared to $37,000 for the nine months ended September 30, 2014. The increase in interest income was primarily attributable to an increase in our average cash balance for the nine months ended September 30, 2015 compared to September 30, 2014.

Interest Expense.  Interest expense for the nine months ended September 30, 2015 was $0.1 million compared to $0.8 million for the nine months ended September 30, 2014, a decrease of $0.7 million. The decrease was primarily due to the repayment of the outstanding balance of the Silicon Valley Bank and Oxford Finance LLC credit facility on February 27, 2015.

Loss on Debt Extinguishment.  Loss on debt extinguishment was $0.2 million for the nine months ended September 30, 2015. The loss was due to the repayment of the outstanding balance of the Silicon Valley Bank and Oxford Finance LLC credit facility on February 27, 2015. The total payoff was $4,342,855, which included prepayment and other additional fees of $84,453. Included in the loss on debt extinguishment were write-offs of unamortized deferred financing fees of $20,852 and unamortized debt discount of $101,373 as of the date of payoff.

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

On September 29, 2014, we sold 6,875,000 shares of common stock in our IPO for net proceeds of $48.8 million after underwriting discounts and commissions and other offering expenses. On October 27, 2014, we issued and sold an additional 1,031,250 shares of common stock at the IPO price of $8.00 per share for net proceeds of $7.6 million, after deducting underwriting discounts and commissions and other offering expenses, in connection with the full exercise by the underwriters of their over-allotment option. Prior to our IPO, we funded our operations through the private placement of equity securities, revenue from strategic partnerships, debt financing and interest income. As of September 30, 2015, we have received gross proceeds of $120.1 million from the issuance of convertible preferred stock, including $40.0 million of equity sales to our strategic partners, all which occurred prior to our IPO. As of September 30, 2015, we had received an aggregate of $138.7 million in cash from non-equity capital in the form of license fees, milestone payments and research and development funding received from our strategic partners. In addition, we have received approximately $39.8 million in funding from our debt financings with various commercial lenders; all such debt has been repaid. As of September 30, 2015, we had an accumulated deficit of $162.5 million and working capital of $63.7 million which includes cash, cash equivalents and short-term investments of approximately $69.3 million. As of September 30, 2015, our investments included money market funds, certificates of deposit and corporate debt securities.

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

Cash Flows

Comparison of nine months ended September 30, 2015 and 2014

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(27,245)	$(10,687)
Investing activities	(16,777)	4,323
Financing activities	31,460	46,228
Net decrease in cash and cash equivalents	$(12,562)	$39,864

Net cash used in operating activities

During the nine months ended September 30, 2015 and 2014, our operating activities used cash of $27.2 million and $10.7 million, respectively, primarily resulting from the operating losses of $32.5 million and $11.4 million, respectively. Operating losses in both periods were driven significantly by cash payments for research and development expenses and general administrative expenses exceeding cash inflows from revenue arrangements.

Net cash (used in) provided by investing activities

During the nine months ended September 30, 2015, our investing activities used cash of $16.8 million. The cash used in investing activities was primarily a result of the purchase price of marketable securities exceeding the sale and maturity of similar marketable securities. Purchases of property and equipment for the nine months ended September 30, 2015 were $239,000.

During the nine months ended September 30, 2014, our investing activities provided cash of $4.3 million. The cash provided by investing activities was primarily a result of the sale and maturity of similar marketable securities exceeding the purchase price of marketable securities. Purchases of property and equipment for the nine months ended September 30, 2014 were $187,000.

Net cash provided by (used in) financing activities

During the nine months ended September 30, 2015, our financing activities provided cash of $31.5 million. The cash provided by financing activities was primarily a result of proceeds received from the issuance of our common stock through our public offering in January 2015, net of expenses, totaling $38.0 million and proceeds received from the exercise of common stock options of $0.3 million. These increases were partially offset by the repayment of the outstanding principal balance of the Silicon Valley Bank and Oxford Finance LLC credit facility of $4.9 million and the net settlement of a RSU award for which we withheld 171,156 shares of common stock and remitted $1.9 million in tax liabilities on behalf of our chief executive officer to the relevant tax authorities.

During the nine months ended September 30, 2014, our financing activities provided cash of $46.2 million. The cash provided by financing activities was primarily a result of aggregate proceeds received from the issuances of common stock in our IPO and exercise of common stock options totaling $51.2 million, partially offset by principal payments on notes payable of $4.1 million and payment of offering costs of $0.9 million.

Plan of Operation

We anticipate we will incur net losses for the next several years as we continue preclinical studies and initiate clinical development of our RORγt and LXRβ programs, which will drive significantly higher research and development expenses. In addition, we plan to continue to invest in discovery efforts to explore additional targets, including our discovery program in immuno-oncology, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful or if the FDA does not approve our product candidates arising out of our current preclinical program when we expect, or at all.

In connection with the termination of the BACE Agreement, we plan to assess the BACE program and revise our operating plan accordingly after determining the appropriate next steps, which may include the addition of expenses related to the further development of the BACE program. We plan to provide an update on our plans for the BACE program in the first half of 2016.

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

Based on our current business plan, which as of now does not include any expenses relating to further development of the BACE program, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2015, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements through the end of 2016. We intend to assess the BACE program and revise our operating plan accordingly after determining the appropriate next steps. We have based these estimates of our capital needs on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. If we are required to raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also seek funding through collaborations or partnerships with other companies or other strategic transactions. If we are unable to raise sufficient additional capital we may need to substantially curtail our planned operations.

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

On July 23, 2015, BI notified us that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons.  On October 21, 2015, in connection with the termination of the BACE Agreement, we received the rights to the BACE program, including VTP-36951, which includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement.

Shelf Registration Statement

On October 5, 2015, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $200.0 million (the “2015 Shelf Registration Statement”). On November 5, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC.  In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered.  At the time any of the securities covered by the 2015 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Recently Issued Accounting Standards

We did not adopt any new accounting pronouncements during the three months ended September 30, 2015 that had a material effect on our financial statements.

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

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents and marketable securities of $69.3 million and $65.3 million, respectively, consisting of money market funds, certificates of deposit, U.S. government agency securities and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company completed an evaluation, as of September 30, 2015, under the supervision of and with the participation of the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective.

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

We are a clinical stage biotechnology company with no product sales to date. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred substantial operating expenses in every period since our inception in 2001. With the exception of collaboration revenues from programs that we partnered, we have no revenues. For the nine months ended September 30, 2015 and 2014, we had operating expenses of $33.0 million and $19.9 million, respectively. As of September 30, 2015, we had an accumulated deficit of $162.5 million. Our operating expenses have resulted principally from costs incurred in our discovery, research and development activities.

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

As of September 30, 2015, our cash, cash equivalents and marketable securities were approximately $69.3 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue to develop VTP-43742 and VTP-38543, and any future product candidates. In the event that we determine to continue the clinical development of our BACE program or VTP-38443, we will expend substantial additional resources.  These expenditures will include costs associated with research and development, potentially acquiring new technologies, conducting preclinical studies and clinical trials, seeking regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

BI pays all of the development, manufacturing and commercialization costs and certain patent costs in connection with the activities carried out under our 11β HSD1 collaboration.  On July 23, 2015, BI notified us that it was terminating the BACE Agreement effective as of October 21, 2015.  Prior to termination of the BACE Agreement, BI paid all of the development, manufacturing and commercialization costs and certain patent costs in connection with the activities carried out under the agreement. In connection with the termination of the BACE Agreement, we received the rights to the BACE program that was part of the BACE collaboration with BI. We intend to assess the BACE program and determine the next steps for the program.  After termination of the BACE Agreement, we are responsible for all of the development, manufacturing, commercialization and patent costs in connection with the activities of the BACE program.  Other than the costs of our 11β HSD1 collaboration for which BI is responsible, our future capital requirements depend on many factors, some of which may be beyond our control, including:

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

Based on our current operating plan, which as of now does not include any expenses relating to further development of the BACE program, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating and capital expenditure requirements through the end of 2016. Our operating plan may change as a result of our assessment of the BACE program and many factors currently unknown to us, and we may need additional funds sooner than planned.  We intend to assess the BACE program and revise our operating plan accordingly after determining the appropriate next steps. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through private and public equity offerings, debt financings and strategic partnerships. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for VTP-43742, VTP-38543, VTP-36951or other future product candidates or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

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

Our product candidates are and will be subject to extensive governmental regulations relating to, among other things, development, clinical trials, manufacturing and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidates, we or our partners must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Clinical testing is expensive, time-consuming and uncertain as to outcome. For instance, in the first quarter of 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. After completing its analysis, BI concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. Prior to the termination of the BACE Agreement, BI decided to move forward with the development of a structurally different compound, VTP-36951.

We or our partners may gain regulatory approval for BI187004, VTP-36951, VTP-43742, VTP-38543, VTP-38443, or other future product candidates in some but not all of the territories available or some but not all of the target indications, resulting in limited commercial opportunity for the approved product candidates, or we or they may never obtain regulatory approval for these product candidates.

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

•                  failure to perform in accordance with the FDA’s good clinical practices (GCP) or applicable regulatory guidelines in other countries;

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

Our early encouraging preclinical results for VTP-43742, VTP-38543, VTP-38443 and VTP-36951 and clinical results for BI187004 and BI 1181181 are not necessarily predictive of the results of our ongoing or future clinical trials. Promising results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a drug candidate may not be replicated in later and larger clinical trials or in clinical trials for different indications. For instance, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. After completing its analysis, BI concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. Prior to the termination of the BACE Agreement, BI decided to move forward with the development of a structurally different compound, VTP-36951. After the termination of the BACE Agreement, we will be responsible for the clinical development of VTP-36951, if we decide to move forward into the clinic and if we do not enter into a collaboration with another company to develop the product candidate.  Additionally, in June 2015, we announced that top-line clinical efficacy results from the metformin arm of the on-going Phase 2 proof-of-concept clinical trial of BI187004 in the treatment of overweight type 2 diabetic patients did not meet BI’s predefined endpoint criteria.  If the results of our or our partners’ ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates or if we or they do not meet the clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we or our partner may be prevented or delayed in obtaining marketing approval for our product candidates. In addition, if our competitor’s clinical trials in similar indications are not successful, we may need to conduct additional or cost prohibitive clinical studies to overcome the presumptions resulting from these unsuccessful trials. For instance, in 2012, we halted our plans for a large Phase 2 clinical trial for a former product candidate, VTP-27999, which was being developed for renin inhibition, a protein important for kidney function and blood pressure control, following the release of clinical data from another pharmaceutical company that would have required us to significantly increase the scope, scale and duration of clinical trial work to obtain regulatory approval. Moreover, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay or prevent regulatory approval. Alternatively, even if we or our partners obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our partners may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a modified risk evaluation and mitigation strategy.

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

BI is obligated to use commercially reasonable efforts to develop and commercialize product candidates in our 11β HSD1 program. Under our collaboration agreement, once BI takes over development activities of a product candidate, it may determine the development plan and activities for that product candidate. We may disagree with BI about the development strategy it employs, but we will have no rights to impose our development strategy on BI. In addition, BI may determine that it is commercially reasonable to develop and commercialize only a product candidate from our 11β HSD1 program and discontinue the development or commercialization of any other product candidates under the other program, or BI may determine that it is not commercially reasonable to continue development of product candidates from our 11β HSD1 program. In the event of any such decision, we may be unable to progress the discontinued candidate or candidates ourselves. For example, in June 2009, we entered into the BACE Agreement pursuant to which BI had the responsibility to develop and commercialize product candidates in our BACE program. On July 23, 2015, BI notified us that it was terminating the BACE Agreement effective as of October 21, 2015.  In connection with the termination of the BACE Agreement, we received the rights to the BACE program from BI, but the program could be delayed, curtailed or terminated because we may determine after assessing the BACE program that we do not have sufficient financial resources or capabilities to continue development and commercialization of these candidates on our own.  Similarly, BI may decide to seek regulatory approval for, and limit commercialization of, a product candidate under our 11β HSD1 program to narrower indications than we would pursue. We would be prevented from developing or commercializing a candidate in an indication covered by the collaboration agreement that BI has chosen not to pursue.

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

We plan to design the clinical trials for VTP-43742, and VTP-38543 and expect to do so for any future unpartnered product candidates, and we will continue to work with BI on trials for product candidates under our 11β HSD1 program, including BI187004.  However, we and BI rely on CROs and other third parties to assist in managing, monitoring and otherwise carrying out many of these studies and trials. We and BI compete with many other companies for the resources of these third parties. The third parties on whom we and BI rely generally may terminate their engagements at any time, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.  In connection with termination of the BACE Agreement, we plan to assess the BACE program, including VTP-36951, and determine the appropriate next steps, including whether and how to proceed with development of the program.

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

If these third parties do not successfully carry out their duties under their agreements, if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to clinical trial protocols or to regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, the clinical trials of our product candidates may be delayed or not meet regulatory requirements. If clinical trials do not meet regulatory requirements or if these third parties need to be replaced, preclinical development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we or BI may not be able to obtain regulatory approval of our product candidates on a timely basis or at all.

We intend to rely on third-party manufacturers, including BI, to make our product candidates, and any failure by these manufacturers may delay or impair the ability to complete clinical trials or commercialize our product candidates.

Manufacturing small molecule therapeutics is complicated and is tightly regulated by the FDA, the European Medicines Agency (EMA), and comparable regulatory authorities around the world. For preclinical studies, clinical trials and commercial supply of our products that we have not partnered, we use and expect to continue to use contract manufacturing organizations. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. Moreover, the market for contract manufacturing services for product candidates is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we or BI have for contract manufacturing services increases during a period of industry-wide tight capacity, we or BI may not be able to access the required capacity on a timely basis or on commercially viable terms.

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

BI is responsible for manufacturing BI187004. BI currently performs the manufacture of the drug substance and will be responsible for the manufacture of the drug product for BI187004.  As part of the termination of the BACE Agreement, we will need to coordinate with BI on the transfer of responsibility for manufacture of VTP-36951 and may need to rely on BI in the short term for the supply of VTP-36951. BI may in the future use contract manufacturers for the manufacture of drug substance and drug product for BI187004 and we may do the same for VTP-36951. We have no expectation that BI plans to perform the manufacture of bulk drug substance or drug product for BI187004 in the future. We have been notified by BI that it previously received a warning letter from the FDA in May 2013 concerning its manufacturing practices. In the warning letter, the FDA said it had identified significant violations of cGMP for the manufacture of API which is the actual drug substance, and the cGMP regulations for finished pharmaceuticals. In June 2014, the FDA issued a close out letter to BI which stated that the FDA had completed an evaluation of BI’s corrective actions in response to the May 2013 warning letter. While the FDA’s close out letter stated that, based on the its evaluation, it appeared that BI had addressed the violations contained in the May 2013 warning letter, the FDA stated that future FDA inspections and regulatory activities would further assess the adequacy and sustainability of BI’s corrections of the violations. We can provide no assurances that BI will continue to comply with cGMP or that it will not receive additional warning letters or sanctions from the FDA. We believe that our and BI’s current fill-and-finish contractors are operating in accordance with cGMP, but we can give no assurance that FDA or other regulatory agencies will not conclude that another lack of compliance exists. If BI is unable to manufacture or unable to contract at the appropriate time with a manufacturer willing and able to manufacture sufficient quantities of BI187004to meet their clinical trial needs and ultimately commercial demand, either for technical or business reasons, the development and commercialization of BI187004 may be delayed.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our drug discovery platform and product candidates. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. The patent position of biotechnology and pharmaceutical companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the United States Patent and Trademark Office (USPTO), and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications have been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Even if we or our partners obtain regulatory approval for BI187004, VTP-36951, VTP-43742, VTP-38543, VTP-38443 or any other product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, key opinion leaders, healthcare payors, patients and the medical community. Market acceptance of any approved products depends on a number of factors, including:

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

•                  LXRβ:  We believe that Bristol-Myers Squibb Company (BMS) is studying an LXRβ inhibitor in cardiovascular clinical trials and Alexar Therapeutics, Inc. is developing an LXRβ inhibitor for dermatologic conditions.

•                  11β HSD1:  We believe that BMS , Eli Lilly and Company, and Roche Holding AG are studying their 11β HSD1 inhibitors in clinical trials.

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

Undesirable side effects caused by our product candidates could cause us, BI or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. For instance, BI had completed two Phase 1 trials and commenced a Phase 2 trial for BI187004 in July 2014 and had completed two Phase 1 trials for BI 1181181when, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a subsequent Phase 1 multiple rising dose trial. We plan to submit IND applications and commence clinical trials for VTP-43742, VTP-38543, VTP-38443 and continue the research and development of other product candidates.  In connection with termination of the BACE Agreement, we received the rights to our BACE program, including VTP-36951, and we plan to assess the program to determine the appropriate next steps, which may include further pre-clinical and clinical development.   Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. Our understanding of the relationship between our product candidates and potential adverse events may change as we gather more information or future unexpected adverse events may occur. There can be no assurance that adverse events associated with our product candidates will not be observed. As is typical in drug development, we have a program of ongoing toxicology studies in animals for our other clinical stage product candidates and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect our clinical development activities.

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

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business, operating results and prospects and could potentially cause us to cease operations. For instance, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a subsequent Phase 1 multiple rising dose trial and following its analysis, BI determined to suspend development of BI 1181181 and move forward with the development of a structurally different compound, VTP-36951.  On July 23, 2015, BI informed us that it was terminating the BACE Agreement effective as of October 21, 2015, for strategic business reasons.  We plan to assess the BACE program to determine the appropriate next steps. Moreover, in 2012, we halted our plans for a Phase 2 clinical trial for a former product candidate, VTP-27999, which was being developed for renin inhibition, following the release of clinical data from another pharmaceutical company that would have required us to significantly increase the scope, scale and duration of clinical trial work to obtain regulatory approval. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-

Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drug candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

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

Although our common stock has been listed and trading on The NASDAQ Global Market since our initial public offering in September 2014, an active trading market for our shares may not be sustained. If the market is not sustained, it may be difficult for you to sell your shares of common stock at a price that is attractive to you or at all. In addition, an inactive market may impair our ability to raise capital by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration, which, in turn, could materially adversely affect our business.

The trading price of the shares of our common stock has been and will likely continue to be highly volatile, and purchasers of our common stock may not be able to resell the shares of our common stock at or above your purchase price and could incur substantial losses.

Our stock price has been and is likely to continue to be volatile. For example, between September 24, 2014 and November 2, 2015, the high and low sales prices per share of our common stock were $23.35 and $5.41, respectively. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above your purchase price. The market price for our common stock may be influenced by many factors, including:

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

•                  addition or termination of clinical trials and development programs;

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

Our management has broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that will determine our use of our cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash and cash equivalents in ways that ultimately increase the value of your investment. The failure by our management to apply our cash and cash equivalents effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in a variety of capital preservation investments, including short- and long-term, interest-bearing, investment-grade instruments and U.S. government securities. These investments may not yield a favorable return to our stockholders.

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

The holders of 9,491,680 shares of our outstanding common stock, or approximately 43.4% of our total outstanding common stock as of September 30, 2015, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act.

In addition to our outstanding common stock, as of September 30, 2015, there were a total of 2,078,347 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options under our stock plans or issued warrants. Upon the exercise of these options or warrants, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144.

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

As of September 30, 2015, our current executive officers, directors and greater than 5% stockholders, together with their respective affiliates, beneficially owned approximately 71.4% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

101

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL: (i)  Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iii)  Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Financial Statements, tagged as blocks of text.

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

Vitae Pharmaceuticals, Inc.

Date: November 6, 2015	/s/ JEFFREY S. HATFIELD
Jeffrey S. Hatfield
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015	/s/ RICHARD S. MORRIS
Richard S. Morris
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)