Form 10-K
period 2015-12-31
Vitae Pharmaceuticals, Inc
filed 2016-03-04
CIK 1157602

Use these links to rapidly review the document

Vitae Pharmaceuticals, Inc. Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market, LLC

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2015 (the last business day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of shares of common stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the common stock reported by The NASDAQ Global Market on such date, was approximately $148.1 million.

          As of February 29, 2016, there were 22,079,610 outstanding shares of the registrant's common stock, $.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:

          The registrant has incorporated by reference in Part III of this annual report on Form 10-K portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant's last fiscal year.

VITAE PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "may," "will," "estimate," "continue," "anticipate," "design," "intend," "expect," "could," "plan," "potential," "predict," "seek," "should," "would" or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, including those described in the sections titled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K. In light of these risks, uncertainties, assumptions and other factors, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I

Item 1.    BUSINESS

        We are a clinical stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases where there are significant unmet medical needs. We are developing a robust and growing portfolio of novel product candidates generated by Contour®, our proprietary structure-based drug discovery platform. Our most advanced wholly owned product candidate is VTP-43742 for the treatment of psoriasis, as well as multiple other autoimmune disorders. In 2015, we completed two Phase 1 studies with VTP-43742 and expect to announce top-line results from a Phase 2a proof-of-concept clinical trial by the end of the first quarter of 2016. VTP-38543, our second product candidate is in a Phase 2a proof-of-concept clinical trial for the treatment of atopic dermatitis with trial results expected in the second half of 2016. We also have a product candidate, VTP-36951 for the treatment and prevention of Alzheimer's disease, or Alzheimer's, which was previously being developed by Boehringer Ingelheim GmbH, or BI, pursuant to a research collaboration and license agreement. We plan to make a decision on the development of VTP-36951 in the first half of 2016. We intend to advance and retain rights to our current and future product candidates that we believe can be developed and commercialized by us, and to strategically partner where doing so can accelerate a program and generate non-dilutive capital for us.

        Our current portfolio of product candidates includes:

  •
  VTP-43742, a first in class oral small molecule, which is being developed for the treatment of psoriasis as well as multiple other autoimmune disorders. Autoimmune disorders comprise a large number of disease conditions where the body mounts an inappropriate immune response against normal, healthy tissues. These disorders include commonly known diseases such as psoriasis, psoriatic arthritis, ankylosing spondylitis, inflammatory bowel disease (IBD) and multiple sclerosis (MS), as well as numerous orphan diseases. Increased activity of a class of lymphocytes called Th17 cells is a critical part of the pathophysiology of many human autoimmune disorders. RAR-Related Orphan Receptor gamma-t, or RORgt, is a nuclear hormone receptor that is essential for the formation and function of these Th17 cells. Preclinical studies in animal models have demonstrated that inhibition of RORgt activity is beneficial for the treatment of multiple autoimmune disorders. In preclinical studies, VTP-43742 has been shown to down regulate the IL-23 receptor and inhibit the secretion of Interleukin 17, or IL-17, and other cytokines, which are pro-inflammatory proteins, from Th17 cells. In September 2015, we announced positive top-line results from a single ascending dose trial that assessed the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-43742 in 53 healthy human volunteers over several dose levels. In November 2015, we announced positive top line results from a Phase 1 multiple ascending dose clinical trial of VTP-43742 designed to evaluate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of multiple ascending doses of VTP-43742 in up to 40 healthy human volunteers over multiple dose levels. The observed half-life in plasma in these trials was consistent with once-a-day dosing. We are currently conducting a Phase 2a proof-of-concept trial in patients with moderate to severe psoriasis and have closed enrollment at 34 psoriatic patients. We believe that the totality of the data from these patients including clinical efficacy Psoriasis Area Severity Index, or PASI, scores from baseline and accelerated biomarker data, will be sufficient to allow us to decide on the next steps for the program. We are currently completing the study and analyzing the data and expect to announce clinical efficacy and initial biomarker results by the end of the first quarter of 2016. Assuming the results of the Phase 2a proof-of-concept trial are positive, we plan to initiate a Phase 2 trial in psoriasis in the second half of 2016 and continue to assess whether clinical trials in additional indications are appropriate for VTP-43742. In addition to VTP-43742, we are progressing backup compounds in our RORgt program and plan to continue to assess other additional potential indications for further development.

  •
  VTP-38543, a potential first in class topical LXRb selective agonist, is being developed for atopic dermatitis, also known as eczema. Atopic dermatitis is a common inflammatory skin disease seen in children and adults. According to the National Eczema Association, an estimated 31.6 million people in the United States have symptoms of eczema or eczematous conditions. Atopic dermatitis is characterized by both a loss of barrier function, which is the impermeable outer layer of the skin, and skin inflammation. Liver X receptors, or LXRs, which include LXRa and LXRb, work to synthesize and transport fats out of skin cells, stimulate the production of the outer layer of skin cells, and inhibit the production of inflammatory proteins. Based on its mechanism, VTP-38543 is expected to improve barrier function and decrease inflammation, in this case in damaged skin tissue. VTP-38543 has been shown in preclinical studies to stimulate the development of mature skin cells known as corneocytes as well as to increase the surrounding lamellar body lipids in the skin to improve its barrier function, while also decreasing skin inflammation. In a preclinical model of atopic dermatitis, topical VTP-38543 has demonstrated equal anti-inflammatory efficacy versus high potency topical corticosteroids, the current standard of care. VTP-38543 is currently in a Phase 2a proof-of-concept clinical trial assessing the safety, tolerability and efficacy of VTP-38543 in patients with atopic dermatitis. We anticipate clinical trial results in the second half of 2016.

  •
  VTP-36951 was being developed for the treatment and prevention of Alzheimer's exclusively by BI as BI 1147560 pursuant to a research collaboration and license agreement with BI, or the BACE Agreement. In July 2015, BI notified us that it was terminating the BACE Agreement for strategic business reasons effective as of October 21, 2015. In connection with the termination of the BACE Agreement, we received the rights to the BACE program, including VTP-36951, which includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer's and the other indications covered by the BACE Agreement. We continue to assess the BACE program to determine the appropriate next steps and expect to provide an update on our plans for the program in the first half of 2016.

        In addition to our existing product candidates, we utilize a structure-based drug discovery platform, and leverage our expertise to create novel, potent and selective product candidates. We utilize Contour to discover and develop product candidates for validated therapeutic targets against which the industry has traditionally struggled to develop drugs due to challenges related to potency, selectivity, pharmacokinetics, or patentability issues. We refer to these targets as "difficult-to-drug." Contour's computational software uses artificial intelligence and sophisticated algorithms to model the assembly of molecular fragments, which are chemical structures consisting of one to several atoms, into fully elaborated, drug-like structures that precisely fit each target's 3-dimensional binding site. These molecules are then assessed by Contour's state-of-the-art scoring function to identify the most promising and drug-like structures. Together, these functions allow us to rapidly focus on those structures with the highest potential from among hundreds of billions of possibilities for a given biologic target. We chemically synthesize, comprehensively test and critically evaluate these novel structures rapidly, iterating each new data set back into the design process until we identify product candidates with demonstrable first- or best-in-class potential. Our experienced scientists are experts in the related disciplines of structural biology, molecular modeling (i.e., the design of drugs using computers), medicinal chemistry and biology. Our scientists utilize our platform and approach for each of our product candidates to rapidly overcome discovery obstacles. We have achieved animal proof-of-concept with a qualified product candidate in less than 18 months from the initiation of a program.

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

        The key elements of our business strategy are to:

  •
  Advance our growing portfolio of product candidates. We have discovered internally a pipeline of novel product candidates in a variety of important disease areas, including VTP-43742 for the treatment of psoriasis, as well as multiple autoimmune disorders, and VTP-38543 for atopic dermatitis, and have initiated several early stage discovery programs. We currently intend to retain rights to VTP-43742 and VTP-38543, which we plan to advance through clinical development and commercialization.

  •
  We intend to retain rights to and advance product candidates in certain therapeutic and geographic areas where we believe that we can effectively further develop and, if approved, commercialize a product candidate. As a result, we plan to establish late-stage development and commercialization capabilities for certain of our product candidates in the United States and potentially other markets. For example, we intend to progress VTP-43742 for the treatment of psoriasis, as well as potential multiple other autoimmune disorders which we are considering developing VTP-43742 to treat, in the United States because we believe that many potential autoimmune disorders are treated by specialist physicians who could be reached by a focused commercial organization.

  •
  Selectively collaborate with large biotechnology and pharmaceutical companies to maximize the value of our product candidates. We intend to continue to consider opportunities to collaborate with large pharmaceutical and biotechnology companies for certain therapeutic areas and geographies where we can leverage our collaborators' development, regulatory and commercial expertise and financial resources to maximize the value of our product candidates and generate non-dilutive capital for Vitae.

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

  •
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

Product Portfolio

        The following table summarizes key information about our most advanced product candidates as of December 31, 2015:

PRODUCT CANDIDATE	INDICATION (TARGET)	WORLDWIDE COMMERCIAL RIGHTS	STAGE OF CLINICAL DEVELOPMENT AND ANTICIPATED MILESTONES
VTP-43742	Moderate to severe psoriasis as our lead indication with other autoimmune diseases/indications under consideration (RORgt)	Vitae

•

Positive Phase 1 single ascending dose, or SAD, clinical trial results announced in September 2015

•

Positive Phase 1 multiple ascending dose, or MAD, clinical trial results announced in November 2015

•

Top-line Phase 2a proof-of-concept results expected to be announced by the end of the first quarter of 2016

•

A Phase 2 clinical trial in psoriasis expected to begin in second half of 2016*

VTP-38543	Mild to moderate Atopic dermatitis (LXRb)	Vitae	• Phase 2a proof-of-concept trial initiated in December 2015 • Top-line Phase 2a efficacy proof-of-concept results expected in second half of 2016

VTP-36951	Alzheimer's disease (BACE)	Vitae

•

Effective October 21, 2015, BI terminated the BACE Agreement for strategic business reasons

•

Vitae received rights to BACE program in fourth quarter of 2015, and is assessing program to determine next steps; plan to provide an update in first half of 2016

BI187004	Type 2 diabetes and metabolic syndrome (11b HSD1)	BI

•

In December 2015, Vitae announced that BI187004 did not achieve the predefined primary efficacy endpoint criteria of the trial. As a result, BI notified Vitae of termination of the program and the 11b Agreement effective as of March 9, 2016. There are no current plans to continue the program independently.

*
assumes results of Phase 2a proof-of-concept trial are positive.

VTP-43742 Targeting RAR-Related Orphan Receptor gamma-t (RORgt) for Autoimmune Disorders

  Overview

        VTP-43742, our wholly owned clinical candidate in an on-going Phase 2a proof-of-concept trial in psoriasis, is an orally active small molecule inhibitor of RORgt activity for the treatment of a variety of autoimmune disorders. Autoimmune disorders comprise a large number of diseases in which the body mounts an inappropriate immunological response against normal human tissues. These disorders include common autoimmune disorders such as psoriasis, psoriatic arthritis, ankylosing spondylitis, IBD and MS, as well as numerous orphan diseases. Increased activity of a class of lymphocytes called Th17 cells and excess production of inflammatory proteins, including Interleukin 17, or IL-17 and activation of the IL-23 pathway, by these cells are believed to be critical parts of the pathophysiology of many human autoimmune disorders. RORgt is a nuclear hormone receptor that is essential for the formation and function of Th17 cells. We believe inhibition of RORgt activity in Th17 cells will be beneficial for the treatment of multiple autoimmune disorders, specifically, psoriasis, psoriatic arthritis, ankylosing spondylitis, IBD and MS, as well as numerous orphan diseases. In preclinical studies we have determined that VTP-43742 is a potent binder to RORgt that inhibits the conversion of naïve T cells into Th17 cells and the secretion of multiple inflammatory proteins. It was shown to be greater than 1000-fold more potent for binding to RORgt relative to two closely related receptors, RORa and RORb. Those preclinical studies have also shown that VTP-43742 inhibits the secretion of IL-17, down regulates the IL-23 receptor and inhibits other inflammatory proteins from Th17 cells, and is therapeutically beneficial in an animal model of autoimmune diseases.

        We have selected moderate to severe psoriasis as the initial, lead indication for VTP-43742. Our decision is based on the clinical validation of the Th17 pathway by the IL-17 and IL-23 monoclonal antibodies, the unmet need for better oral therapies for psoriasis, the potential size of the market and the potential length of time to filing a New Drug Application with the U.S. Food and Drug Administration, or the FDA, compared to the other indications we evaluated.

        In September 2015, we announced positive top-line results from a single ascending dose trial that assessed the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-43742 in 53 healthy human volunteers over several dose levels. In November 2015, we announced positive top line results from a Phase 1 multiple ascending dose clinical trial of VTP-43742 designed to evaluate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of multiple ascending doses of VTP-43742 in up to 40 healthy human volunteers over multiple dose levels. The results of these trials demonstrated that VTP-43742 was generally safe and well tolerated at all dose levels across a broad dose range and that the half-life in plasma was consistent with once-a-day dosing. We also began a four week Phase 2a proof-of-concept clinical trial in psoriasis patients in second half of 2015. We expect to announce clinical efficacy and initial biomarker results for this multiple dose Phase 2a proof-of-concept clinical trial by the end of the first quarter of 2016. If the results of the Phase 2a proof-of-concept trial are positive, we plan to conduct a Phase 2 clinical trial in psoriasis, which we expect would begin in the second half of 2016. In addition to VTP-43742, we are currently advancing a second, structurally different compound in our RORgt program.

  IL-17 and Th17 Cells in Autoimmune diseases

        IL-17 was discovered in the 1990's as a pro inflammatory protein, or cytokine. It has been implicated in multiple autoimmune disorders including psoriasis, MS and RA. In 2000, it was determined that IL-17 is produced primarily by a subset of T cells, which are a type of lymphocyte, called Th17 cells. Inappropriately regulated Th17 cells can attack normal human tissues, and have been shown to play a significant role in multiple autoimmune diseases. IL-23 stimulates Th17 cells, by binding to IL-23 receptors on Th17 cells, to secrete excessive amounts of multiple cytokines including IL-17. Persistent secretion of cytokines, especially IL-17, by Th17 cells promotes chronic inflammation by activating other cells to make additional inflammatory mediators such as tumor necrosis factor alpha, or TNFa, and the interleukins IL-1b, IL-6, and IL-8. Therapies inhibiting the activity of IL-23, particularly the new p19 specific IL-23 monoclonal antibodies, and IL-17 have the potential to transform treatment for various autoimmune diseases. Blockade of IL-17 activity by monoclonal antibodies has been shown to be clinically superior to Enbrel® and/or Stelara® in human psoriasis clinical trials. Additional Phase 3 trials assessing the efficacy of IL-17 antibodies in ankylosing spondylitis and psoriatic arthritis also delivered positive clinical data. In January 2015, the FDA approved the first IL-17 antibody, Cosentyx (secukinumab), for the treatment of moderate-to-severe psoriasis. The antibody was also approved in Japan and in Europe as a first-line treatment. These results have created interest in identifying targets in Th17/IL-17 pathway that could be exploited to treat chronic inflammation and autoimmune diseases.

        As shown in Figure 1 below, Th17 cells are derived from naïve T cells. A mix of cytokines and growth factors induce RORgt expression which helps to complete the differentiation process from naïve T cells to Th17 cells. The expression of RORgt drives the secretion of IL-17 from Th17 cells along with a group of additional cytokines, and it also upregulates the IL-23 receptor, providing a positive feedback loop, further driving the activity of Th17 cells. These cytokines are inflammatory mediators that, in turn, activate other inflammatory cells and the production of additional inflammatory molecules down stream of Th17 cells as depicted below.

Figure 1: Naive T cells differentiate into Th17 cells by action of multiple factors. Expression of RORgt in Th17 cells drives expression of inflammatory cytokines that exacerbate autoimmune disease.

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

        Antibodies being developed to target the Th17/IL-23/IL-17 pathways have been extensively studied and have demonstrated efficacy in human trials in psoriasis, MS, and ankylosing spondylitis, which is an immune mediated inflammatory disease of the lower back. One of the anti-IL-17 antibodies, secukinumab, in separate studies was shown to be superior to an anti-TNF-a antibody in psoriatic patients as well as an anti-IL-23 antibody. We believe that a small molecule, such as VTP-43742, that targets the same pathway by inhibiting the activity of RORgt in Th17 cells, may have the advantage of being orally active, affecting a broader spectrum of inflammatory proteins, having a lower cost of goods, and being easier to dose adjust or stop therapy when needed, and could compliment or compete with antibody approaches currently in development.

        The RORgt ligand pocket is well characterized and is suitable for targeting with small molecules. Many competing RORgt programs have struggled to achieve the potency and the requisite selectivity needed for a clinical candidate. There are subtle variations among the three ROR receptors in the ligand binding pocket. We have exploited these variations using Contour to develop VTP-43742. Our preclinical studies of VTP-43742 have shown that it is potent and is more than 1000-fold more selective at binding to RORg than binding to RORa and RORb.

  Market Opportunity

        Autoimmune diseases are characterized by an abnormal immune response against substances or tissues normally found in the body. They include more than one hundred different disease indications, ranging from relatively common disorders such as psoriasis, which affects more than 10 million people worldwide, to very rare disorders affecting only a few hundred worldwide.

        Many autoimmune disorders have at their root an overactive immune system pathway known as the TH17 pathway. RORgt, which our oral compound VTP-43742 inhibits, is the master regulator of that pathway. Antibody therapies targeting this TH17 pathway have demonstrated superior clinical efficacy results versus well established current therapy standards, in numerous head-to-head clinical trials and in multiple autoimmune indications. Based on TH17 pathway biology and these clinical results, we expect VTP-43742 to deliver benefit as an oral therapy option for: patients with psoriasis, which will be the lead indication we pursue, psoriatic arthritis, ankylosing spondylitis and possibly MS, steroid resistant asthma and IBD.

        Within the psoriasis market, we expect to target the moderate-to-severe patient population, which we believe has significant unmet medical need. In that segment, the large majority of physicians (85+%) choose between topical agents, phototherapy and oral therapies like methotrexate, cyclosporine apremilast or retinoids to treat their patients. We believe that an RORgt inhibitor like VTP-43742 could offer a valuable therapeutic option to physicians and patients, as a potential superior oral agent. Additionally, if VTP-43742 achieves antibody-like efficacy in these patients, VTP-43742 may have upside competing directly against the biologics portion of the market.

  Preclinical Data

        We analyzed the ability of VTP-43742 to bind to RORgt in a biochemical binding assay. As shown in Figure 2 below, the Ki value of VTP-43742 to RORgt, which measures how tightly the compound binds to its target, is low (3.7 nM). The binding affinity of VTP-43742 to the other ROR isotypes, namely RORa and RORb, is much weaker as evidenced by the relatively higher Ki values, which is important because significant toxicities are associated with inhibition of these two related receptors. Our internal studies have shown VTP-43742 to be greater than 1000-fold more potent for RORgt as compared to RORa and RORb.

Figure 2: Binding affinity of VTP-43742 to isolated human ROR a, b, and gt.

        Experimental autoimmune encephalomyelitis, or EAE, is a mouse model of MS that we believe can serve as a useful surrogate model for human MS since both are associated with inflammation and demyelination, or loss of the protective sheath around nerves, along with a Th17 dependent disease process. In a study of VTP-43742 in the EAE mouse model of MS, the efficacy of a maximum efficacious dose of VTP-43742 was compared to a maximum efficacious dose of a monoclonal antibody against mouse IL-17 to assess their effects on disease progression. VTP-43742 was orally administered twice daily from the time of disease induction while the IL-17 mAb was administered on Day 0 and 14. As shown in Figure 3 below, VTP-43742 reduced the clinical score to almost 0 while the IL-17 mAb demonstrated the expected 55% reduction. This provides experimental support consistent with orally administered VTP-43742 being at least equivalent, and potentially superior, to IL-17 pathway mAbs for the treatment of autoimmune diseases.

VTP-43742 Comparison to an IL-17 mAb in Mouse EAE Model

Figure 3: A maximum dose of VTP-43742 was compared to a maximum dose of a mouse IL-17 mAb for Clinical Score efficacy in the mouse EAE model of MS. In this model, VTP-43742 was superior to the IL-17 mAb.

        EAE is characterized by an immune mediated inflammatory response in the spinal cord of diseased mice which leads to the loss of the myelin sheaths around the nerve axons in the spinal cord. We therefore examined the effect of VTP-43742 on the spinal cord and the loss of myelin sheaths in EAE animals. Representative histological sections of hematoxylin and eosin, two tissue stains frequently used in the microscopic analysis of tissues, stained spinal cords from animals treated with dosing solution without drug, anti-IL-17 antibody, or VTP- 43742 were examined after disease induction. In Figure 4, in the vehicle treated animal, there are large numbers of vacuoles and inflammatory cells, while in the IL-17 mAb treated animal, there are decreased numbers of vacuoles but large numbers of inflammatory cells, consistent with clinical benefit of the IL-17 mAb treatment. The spinal cord from the VTP-43742 treated animal is normal in appearance which is consistent with the almost complete absence of clinical findings. Figure 5 below shows the spinal cord messenger RNA levels for IL-17A and for the receptor for IL-23, or IL-23R, from the VTP-43742 versus IL-17 mAb study in the EAE model. In the IL-17 mAb treated animals, the gene expression of IL-17A was little changed and IL-23R decreased by approximately 35%, while in the VTP-43742 treated animals, the gene expression of IL-17A and IL-23R both decreased by 80 to 90%. Collectively, these data demonstrate that

VTP-43742 is effective in reducing disease activity, and has clinical efficacy equivalent, and potentially superior, to IL-17 mAbs, in a clinically relevant animal model of human MS via blockade of the immune mediated inflammatory process and an inhibition of RORgt driven gene expression.

Figure 4: Higher power micrographs from spinal cords of vehicle, IL-17 mAb, and VTP-43742 treated mice in the EAE model of MS. Vehicle treated animals have evidence of demyelination (large vacuoles) and inflammation, IL-17 mAb treated animals have less demyelination but large numbers of inflammatory cells, and VTP-43742 treated animals have a normal appearing spinal cord.

Figure 5: Spinal cord gene expression for IL-17A and the receptor for IL-23 (IL-23R) from the VTP-43742 versus IL-17 mAb study in the EAE model. For the IL-17 mAb treated animals, the gene expression was little changed (IL-17A) or decreased approximately 35% (IL-23R) while in the VTP-43742 treated animals, they were both decreased by 80 to 90%.

  Clinical Trial Data

        In September 2015, we announced positive top-line results from a Phase 1 single ascending dose trial that assessed the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-43742 in 53 healthy human volunteers over several dose levels. Overall, VTP-43742 was safe and generally well tolerated at all dose levels across a 60-fold dose range. No dose limiting findings and no serious adverse events were reported, and there were no drug-related clinical laboratory or electrocardiogram, or ECG, abnormalities. The plasma half-life was observed to be approximately 30 hours in this clinical trial, supporting the potential for effective once-a-day dosing in humans. In animal studies, continuous

24 hour inhibition of RORgt was necessary to achieve full therapeutic efficacy, indicating the importance of a relatively long plasma half-life. In addition to the safety analysis, we also conducted an ex vivo assay in blood obtained from the study subjects to assess VTP-43742's ability to inhibit the production of pro-inflammatory cytokines from Th17 cells. Specifically, we measured the ability of VTP-43742 to inhibit the production of IL-17A, one of several pro-inflammatory cytokines whose production is regulated by RORgt. Subjects receiving VTP-43742 showed a dose-dependent suppression of RORgt dependent IL-17A production to more than 90 percent, with the effect largely sustained over the full 24-hour measurement period.

        In November 2015, we announced positive top line results from a Phase 1 multiple ascending dose clinical trial of VTP-43742 designed to evaluate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of multiple ascending doses of VTP-43742 in 40 healthy human volunteers over multiple dose panels. In this double-blind, randomized, placebo-controlled trial examining the safety, tolerability, pharmacokinetic and pharmacodynamic profile of multiple oral doses of VTP-43742 in 40 healthy human volunteers, VTP-43742 was shown to be safe and generally well tolerated at all dose levels assessed. There were no dose limiting findings, no serious adverse events, and all study subjects completed the full 10 days of dosing. We saw no drug-related clinical laboratory or ECG abnormalities. Additionally, dose proportionality was demonstrated across all dose levels tested, and the half-life was consistent with once-a-day dosing.

        In an ex vivo whole blood assay, VTP-43742 was also shown to suppress the RORgt dependent production of the pro-inflammatory cytokine IL-17A in blood obtained from study subjects. Those who received VTP-43742 showed a dose and exposure-dependent suppression of IL-17A production by more than 90 percent sustained for a full 24 hours in all but the lowest dose cohort. Figure 6 shows the drug levels over 24 hours after the tenth day of dosing. The lowest dose level exceeded the IC50 for inhibition of IL-17A secretion for the full 24 hours, while the next higher dose level was at or exceeded the IC90 for the full 24 hours. The three highest dose levels greatly exceeded the IC90 for the full 24 hours. These results extend the results of the suppression of IL-17 production seen in the single ascending dose clinical trial of VTP-43742 in healthy human volunteers.

Day 10 Plasma Exposures

Figure 6: Plasma drug levels over 24 hrs after 10 days of dosing in study cohorts 1-5. The y-axis is a linear scale, and the error bars are standard deviation. The IC50 and IC90 concentrations/lines for inhibition of IL-17A secretion were determined from the ex vivo Whole Blood Assay. Cohort 1 was at or above the IC50 for the full 24 hours and Cohort 2-5 were at or above the IC90 for the full 24 hours.

        We are currently conducting a Phase 2a proof-of-concept study in patients with moderate to severe psoriasis, which has closed enrollment and we expect to announce clinical efficacy and initial biomarker results by the end of the first quarter of 2016. In this trial, we are assessing the safety, tolerability, pharmacokinetics and the clinical efficacy of VTP-43742. The clinical efficacy will be measured by the percent change in PASI score from baseline. PASI scoring is a standardized visual measure of the clinical severity of psoriasis. Typically it takes 12 to 16 weeks for psoriasis therapies to achieve their full clinical benefit in patients; however, we believe that the four-week duration of this trial will be sufficient to allow us to see a signal of efficacy. We note from literature that both orals and monoclonal antibodies demonstrate some level of efficacy at 4 weeks, but we caution that extrapolating to full efficacy response is difficult. The exact proportion ratio of 4 week efficacy compared to full 12 week efficacy in those studies varies widely, with the 4 week efficacy ratio ranging from as high as 3/4 to as low as 1/4 of the full 12 week efficacy response, depending on the agent. In addition to the clinical data, we will also perform biomarker analysis from punch biopsies of patients, including histology, immunohistochemistry and transcriptional analysis.

  Development Plans

        We initiated a four week, Phase 2a, multiple ascending dose clinical trial in September of 2015. This clinical trial is being performed in patients with moderate to severe psoriasis, in which we will analyze the safety, tolerability and pharmacokinetics of four weeks of once-a-day dosing of VTP-43742. This clinical trial is expected to provide proof-of-concept against an autoimmune disease since four weeks is generally a sufficient time period to observe at least some improvement in the skin lesions of psoriasis patients. In addition to demonstrating clinical improvement in the skin lesions of psoriatic patients, skin biopsies will be performed to assess inflammation as well as treatment related changes in Th17, IL-17, and other effector cytokines. We have closed enrollment at 34 psoriatic patients. We believe that the totality of the data from patients including clinical efficacy PASI scores and accelerated biomarker data, will be sufficient to allow us to decide on the next steps for the program. We are currently completing the study and analyzing the data and expect to announce clinical efficacy and initial biomarker results by the end of the first quarter 2016. We are also currently performing the necessary Phase 2 enabling non-clinical studies and planning for a Phase 2b clinical trial, which we expect to begin in the second half of 2016, assuming the results of the Phase 2a proof-of-concept trial are positive. In addition to VTP-43742, we are advancing a second, structurally different compound in our RORgt program.

VTP-38543 Targeted for Liver X Receptor Beta (LXRb) for Atopic Dermatitis

  Overview

        We are currently enrolling patients in a Phase 2a proof-of-concept trial for VTP-38543, an LXRb selective agonist, as a topical agent for the treatment of mild to moderate atopic dermatitis. Atopic dermatitis is a common inflammatory skin disease in children that also affects a large number of adults. It is characterized by a loss of barrier function of the skin, as well as skin inflammation. Other diseases that have some of the same characteristics include contact or allergic dermatitis and psoriasis. The two most commonly used classes of topical therapies for atopic dermatitis are glucocorticoids and calcineurin inhibitors. Though effective, they both have been shown to have serious side effects in some patients. We believe there is a significant opportunity to develop a new therapy that is equally effective but has a better safety and tolerability profile.

        Activation of LXR in skin keratinocytes plays an important role in maintaining skin function. LXR activity is critical for maintaining the impermeable barrier of skin by stimulating the differentiation of keratinocytes into corneocytes , and stimulating the secretion of lipid rich bodies, called lamellar bodies, which "glue" the corneocytes into becoming the impermeable outer barrier of skin. LXR activation also has an anti-inflammatory effect in skin. We believe LXR agonists' ability to both improve skin inflammation and improve the barrier function of the skin is unique.

        In cell based assays, VTP-38543 has been shown to increase LXRb activity and increase markers of lipid synthesis and secretion of lipids from cells. It has also shown decreases in the production of pro-inflammatory proteins from a human macrophage cell line. VTP-38543 decreases skin inflammation in an in vivo mouse model of skin inflammation. It also increases the production of proteins in the skin that are involved in lipid synthesis and secretion that are critical for maintenance of barrier function. Formulation work has been performed, and a formulation has been identified that we believe may provide acceptable skin penetration with appropriate efficacy. We initiated and are currently enrolling patients in a Phase 2a proof-of-concept trial in adult atopic dermatitis patients with VTP-38543 in December 2015.

  Barrier Function and Inflammation in Atopic Dermatitis

        The most abundant cells in the epidermis are keratinocytes, shown in Figure 7 below. These cells differentiate to form the corneocytes, and also generate the lipids that, along with the corneocytes, make up the outermost layer of the epidermis, which is called the stratum corneum. The stratum corneum forms an impermeable protective barrier that prevents loss of water and blocks invasion by irritants, allergens and pathogens. Accumulating evidence from human genetic studies suggests that primary defects in the epidermal structure, particularly formation of the stratum corneum, play a pivotal role in many atopic dermatitis patients in driving the pathogenesis of atopic dermatitis. For example, filaggrin is an important structural protein in the stratum corneum. According to a 2009 study published in the Journal of Investigative Dermatology, up to 55% of Europeans with atopic dermatitis have mutations in the filaggrin gene. Other mutations have been identified in barrier proteins that decrease the formation of the lamellar lipids that are also a part of the stratum corneum. In other patients with atopic dermatitis, an inflammatory process appears to be playing the pivotal role in driving the pathophysiology. In these patients, the inflammatory process leads to breakdown of the barrier function and the full expression of the disease process. The net effect of these epidermal impairments and inflammatory processes is a reduced ability in atopic skin to self-repair, leading to extended signaling of repair and inflammatory cascades. These signals lead to further impairment of skin functions resulting in chronic activation of inflammatory cells which eventually presents as atopic dermatitis and related conditions.

Figure 7: Depiction of the composition and architecture of the epidermis.

LXR in Promoting Barrier Function and Suppressing Inflammation

        LXRs are important regulators of epidermal biology. Activation of LXRs by ligands, which are molecules that bind to the ligand binding site on LXR, leads to stimulation of keratinocyte differentiation, epidermal lipid synthesis and an anti-inflammatory response in skin cells. LXR ligands stimulate keratinocyte differentiation by inducing the expression of genes involved in differentiation, including involucrin, loricrin and filaggrin Topical application of LXR agonists has been demonstrated to augment epidermal lipid synthesis and secretion into extracellular spaces in mouse skin by inducing new lipid synthesis and expression of the ABC family of lipid transporters. In addition, LXR ligands have been shown to have anti-inflammatory properties. LXR agonism exerts general inhibitory action on pro-inflammatory genes in multiple cell types. This anti-inflammatory activity is illustrated by the observed efficacy of LXR agonists in mouse models of irritant dermatitis. As a result, we believe LXR activation has potential as a novel therapeutic approach because it enhances the integrity of the epidermal barrier and simultaneously suppresses skin inflammation.

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

        We also assessed the ability of VTP-38543 to reduce inflammation in a mouse ear model of inflammation. As shown in Figure 8 below, the chemical tetradecanoylphorbol acetate, or TPA, induced a strong inflammatory response (Figure 8B) as shown by the infiltration of neutrophils (small arrows) and increased ear swelling as indicated by the width of the double headed arrow. Topical treatment with VTP-38543 significantly reduced both neutrophil infiltration and swelling (Figure 8D). The effect was comparable to the reduction observed upon topical treatment with a potent glucocorticoid, clobetasol (Figure 8C).

Figure 8: VTP-38543 is efficacious in a chemically induced mouse ear model of inflammation. A: Vehicle treated, no chemical induction. B: Vehicle treated + chemical (TPA) induction. C: Glucocorticoid (clobetasol) + TPA induction. D: VTP-38543 + TPA induction.

        LXR activation has been previously shown to reduce inflammation in multiple human cell types including macrophages. IL-6 is a key cytokine involved in skin inflammation and is expressed in human macrophages. Consistent with its anti-inflammatory effect in the mouse dermatitis model, as shown in Figure 9 below, VTP-38543 was able to reduce IL-6 expression in human THP-1 macrophages in a concentration dependent manner.

Inhibition of IL-6 Secretion by THP-1 Macrophages

Figure 9: VTP-38543 significantly decreased expression of IL-6 in activated THP-1 macrophages.

        ABCG1 and SREBP1c are key LXR target genes that are involved in lipid transport and lipid synthesis, and are important genes for maintaining dermal barrier function. Mice lacking ABCG1 or SREBP1c display abnormal barrier formation. VTP-38543 was tested in primary cultures of human epidermal keratinocytes for induction of these same lipid metabolism and transport markers. As shown in Figure 10 below, VTP-38543 induced the expression of both ABCG1 and SREBP1c in a concentration-dependent manner in primary human cells.

ABCG1 Gene Induction (Human Epidermal Keratinocytes)	SREBP1c Gene Induction (Human Epidermal Keratinocytes)

Figure 10: In primary cultures of human epidermal keratinocytes, VTP-38543 significantly increased expression of ABCG1 and SREBP1c after 24 hours.

        We have identified a suitable topical cream formulation with appropriate drug stability, release, permeation and aesthetic characteristics for use in a clinical trial. Formulated VTP-38543 was applied to fresh human skin obtained at the time of cosmetic surgery and placed in organ culture. As shown in

Figure 11 below, there was a strong induction of the genes which are LXR dependent markers of barrier function.

Figure 11: ABCG1 and SREBP1c mRNA levels in human skin. Three different cream formulations of VTP-38543 were applied to fresh, whole-thickness, human skin, and put into organ culture for 24 hours. ABCG1 and SREBP1c mRNA levels were then quantitated.

  Development Plans

        VTP-38543 is in a four-week Phase 2a proof-of-concept trial in adult patients with mild to moderate atopic dermatitis. The trial opened in December 2015 and we expect to enroll 100 patients. The clinical trial is a randomized, placebo-controlled, double-blind trial evaluating the safety, tolerability, efficacy, pharmacokinetics and pharmacodynamics of multiple ascending topical doses of VTP-38543. Top-line results for this clinical trial are expected in the second half of 2016.

VTP-36951 Targeting b-Site Amyloid Precursor Protein Cleaving Enzyme 1 (BACE) for Alzheimer's Disease

  Overview

        VTP-36951 is our orally active BACE inhibitor. VTP-36951 was previously being developed for the treatment and prevention of Alzheimer's exclusively by BI as BI 1147560 pursuant to the BACE Agreement. Under the terms of the BACE Agreement, BI was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program. In July 2015, BI notified us that it was terminating the BACE Agreement for strategic business reasons effective as of October 21, 2015. In connection with the termination of the BACE Agreement, we received the rights to the BACE program, including VTP-36951, which includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer's, diabetes and the other indications covered by the BACE Agreement.

        Prior to termination of the BACE Agreement, we were developing VTP-37948/BI 1181181, or BI1181181, in collaboration with BI for Alzheimer's. However, in February of 2015, BI voluntarily placed BI 1181181 on a clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. BI had completed its analysis and concluded that skin reactions would be burdensome for patients and, therefore, an obstacle for further development of the compound. BI had decided to move forward with the development of VTP-36951, which was discovered as part of our BACE collaboration. VTP-36951, has been shown to lower Ab levels by up to 95% in preclinical studies. In these preclinical studies, VTP-36951 has shown no significant off-target activity. We believe that VTP-36951 has attractive development properties, and BI has completed all GLP toxicology studies that we believe are necessary prior to first in human trials. We continue to assess the BACE program to determine the appropriate next steps and expect to provide an update on our plans for the program in the first half of 2016.

BI187004 (VTP-34072) Targeting 11b Hydroxysteroid Dehydrogenase Type 1 (11b HSD1) for Type 2 Diabetes and Metabolic Syndrome

        BI187004 (VTP-34072), an orally active 11b HSD1 inhibitor, previously was being developed in collaboration with BI for type 2 diabetes. Under the terms of the research collaboration and license agreement with BI, or the 11b Agreement, BI was exclusively responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the 11b HSD1 program. In July 2014, BI initiated a randomized, double-blind, placebo-controlled Phase 2 proof-of-concept trial to assess the safety, tolerability, efficacy, pharmacokinetics and pharmacodynamics of BI187004 as monotherapy and as an add-on to metformin background therapy over a period of 28 days in patients with type 2 diabetes mellitus. In June 2015, we reported that top-line results from the metformin arm of the Phase 2 trial did not meet the predefined primary efficacy endpoint criteria (fasting glucose lowering). In December 2015, we announced that BI187004 did not achieve the predefined primary efficacy endpoint criteria of the trial. As a result, BI informed us of its intention to terminate the program and the 11b Agreement effective as of March 9, 2016. We have no current plans to continue the program independently, but will continue to assess options.

Contour—Our Structure-Based Drug Design Platform

Other Discovery Programs

        We have initiated several early stage discovery programs using our Contour platform. We discovered certain potential compounds that bind to and inhibit our undisclosed targets. We plan to conduct preclinical animal studies to optimize these compounds, confirm that they are active and advance them as potential development candidates.

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

  •
  the need for each molecule in a library for docking to be assessed in the many different shapes, or conformations, in which the molecule can exist, which can multiply the potential number of molecules to be docked to over a trillion members which vastly increases the complexity of the assessment; and

  •
  the lack of a high quality scoring function, which is a computer program that predicts how tightly a molecule will bind to the active site on a protein, resulting in docking experiments of questionable reliability.

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

  Contour Discovery Process

        Our discovery process is summarized in Figure 12 below.

Figure 12: Contour discovery process.

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

        We believe that the proprietary software component of our Contour platform represents a compelling de novo design approach to drug discovery because it increases the probability of successfully generating novel molecules that best fit into a protein binding site, as compared to the traditional human-guided computational methods. Our Contour platform allows for the creation of novel, drug-like molecules by assembling synthetically viable fragments in a protein binding site using a high-resolution x-ray crystal structure or homology model of the protein. As shown in Figure 13 below, our Contour platform does this by virtually growing drug-like molecules by assembling fragments in well-defined binding pockets. Dynamic Fragment Selection, or DFS, is a novel component of Contour that uses the physical characteristics of the binding site in selecting complementary fragments during the growth process. Contour's proprietary artificial intelligence experientially optimizes performance in subsequent iterations.

Figure 13: Our discovery process and illustration of the molecule assembly process by the Contour growth algorithm.

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

Collaborations

        We previously had two collaborations with BI relating to VTP-34072, for the treatment of type 2 diabetes, and VTP-36951, for the treatment of Alzheimer's. In October 2015, the BACE Agreement was terminated, and in December 2015, BI notified us that it was terminating the 11b Agreement effective as of March 9, 2016.

  11b HSD1

        In October 2007, 21 months after initiating our 11b HSD1 program, we entered into a research collaboration and license agreement with BI, or the 11b Agreement, under which the companies agreed to combine their respective 11b HSD1 programs and to work together to identify and develop compounds for patients with type 2 diabetes and certain related metabolic disease conditions, such as dyslipidemia. As of December 31, 2015, we have received $80.2 million from BI since 2007 related to the 11b Agreement, including a $15 million equity investment, $22.2 million in upfront fees and research funding and $43 million in development milestones.

  BACE

        In June 2009, 18 months after initiating our BACE program, we entered into a second research collaboration and license agreement with BI, or the BACE Agreement under which the companies agreed to work together to identify and develop BACE inhibitors for the treatment of Alzheimer's. As of December 31, 2015 we have received $78.2 million from BI related to BACE including a $15 million equity investment, $34.2 million in upfront fees and research funding and $29 million in development milestones.

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

        We file patent applications directed to the composition of matter and methods of use for our product candidates. The technology underlying our patents and patent applications has been developed by us and was not acquired from any in-licensing agreement. The intellectual property portfolios for our key product candidates are summarized below.

  •
  RORgt—Autoimmune Disease:  Our most advanced RORgt inhibitor compound for our autoimmune disease program, VTP-43742, is in clinical development and is claimed in an international patent application filed under the Patent Cooperation Treaty, or PCT, as well as in the U.S. and Taiwan. These applications include claims to VTP-43742 as a member of a class of related compounds and methods of using these compounds to treat various indications. The PCT application will allow for the filing of patent applications and pursuit of patents on a worldwide basis. A U.S. patent specifically claiming VTP-43742 issued in February 2016. The issued U.S. patent and any patents that may issue from the pending applications will expire January 2035, not including possible extensions due to patent office or regulatory delay.

  •
  LXRb—Atopic Dermatitis:  Our selective agonist compound for our atopic dermatitis program, VTP-38543, is in clinical development, and we are pursuing patent protection in 15 jurisdictions, including the U.S., Europe, Japan, Canada, Australia, Brazil, China and India. These patent applications include claims to VTP-38543 as a member of a class of related compounds and methods of using these compounds to treat various indications, including atopic dermatitis. A U.S. patent specifically claiming VTP-38543 issued in April 2015. The issued U.S. patent and any patents that may issue from the pending applications will expire in March 2033, not including possible extensions.

  •
  LXRb—Acute Coronary Syndrome:  Our most advanced LXRb selective agonist compound for our ACS program, VTP-38443, and we are pursuing patent protection in 15 jurisdictions, including the U.S., Europe, Japan, Canada, Australia, Brazil, China and India. These patent applications include claims to VTP-38443 as a member of a class of related compounds and methods of using these compounds to treat various indications. A U.S. patent specifically claiming VTP-38543 issued in July 2015. The issued U.S. patent and any patents that may issue from these applications will expire in March 2033, not including possible extensions due to patent office or regulatory delay.

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

Employees

        As of December 31, 2015, we employed 56 employees, 54 of whom are full-time and engaged in research and development activities, operations, finance, business development and administration, and 28 of our employees hold doctorate degrees (Ph.D., M.D. or PharmD.). None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our Corporate Information

        We were incorporated in Delaware in May 2001. Our principal executive offices are located at 502 West Office Center Drive, Fort Washington, Pennsylvania 19034 and our telephone number is (215) 461-2000. Our website address is www.vitaepharma.com. The inclusion of our website address in this report is, in each case, intended to be an inactive textual reference only and not an active hyperlink to our website. The information contained in, or that can be accessed through, our website is not part of this report.

Available Information

        Our Annual Reports on 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.vitaepharma.com after they are filed with or furnished to the Securities and Exchange Commission, or the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K or in deciding whether to purchase shares of our common stock. These reports are also available at the SEC's Internet website at www.sec.gov. The public also may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

        We are a clinical stage biotechnology company with no product sales to date. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred substantial operating expenses in every period since our inception in 2001. With the exception of collaboration revenues from programs that we partnered, we had no revenues. For the years ended December 31, 2015, 2014 and 2013, we had operating expenses of $44.3 million, $27.2 million and $20.3 million, respectively. As of December 31, 2015, we had an accumulated deficit of $174.0 million. Our operating expenses have resulted principally from costs incurred in our discovery, research and development activities.

        We anticipate that our expenses will increase in the future as we expand our development, manufacturing and commercialization activities, continue our discovery and research activities, and seek regulatory approval for our product candidates. If we do not enter into partnerships for any of our product candidates on acceptable terms, we may incur substantial operating losses over the next several years as we execute our plan to expand our development, manufacturing and commercialization activities and continue our discovery and research activities. There can be no assurance that we will enter into a new collaboration or receive milestone payments or royalties and, therefore, no assurance our operating expenses and net losses will not increase prohibitively in the future.

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

        As of December 31, 2015, our cash, cash equivalents and marketable securities were approximately $59.4 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue to develop VTP-43742 and VTP-38543, and any future product candidates. In the event that we determine to continue the clinical development of our BACE program or VTP-38443, we will expend substantial additional resources. These expenditures will include costs associated with research and development, potentially acquiring new technologies, conducting preclinical studies and clinical trials, seeking regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

  •
  the timing, receipt, and amount of milestone and royalty payments on product candidates developed under any future collaborations;

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

        We may seek additional capital through a variety of means, including through private and public equity offerings, debt financings and strategic partnerships. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for VTP-43742, VTP-38543, VTP-36951 or other future product candidates or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments may be limited by provisions of the Internal Revenue Code, and may be subject to further limitation as a result of our initial public offering.

        Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change" (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe that, as a result of our initial public offering, our follow-on public offering in January 2015, our preferred stock financings and other transactions, we have experienced, or may experience, an "ownership change." We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $87.3 million and $84.5 million, respectively, and federal research and development credits of approximately $7.7 million, which could be limited if we experience an "ownership change." Any such limitations would generally be equal to our equity value at the time of the ownership change multiplied by a risk-free rate of return published monthly by the IRS, which may result in greater tax liabilities than we would incur in the absence of such limitation. Such an increased liability could adversely affect our business, results of operations, financial condition and cash flow.

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

        We or our partners may gain regulatory approval for VTP-36951, VTP-43742, VTP-38543, VTP-38443, BI187004, or other future product candidates in some but not all of the territories available or some but not all of the target indications, resulting in limited commercial opportunity for the approved product candidates, or we or they may never obtain regulatory approval for these product candidates.

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

        Our early encouraging preclinical results for VTP-43742, VTP-38543, VTP-38443 and VTP-36951 and clinical results for BI187004 and BI 1181181 are not necessarily predictive of the results of our ongoing or future clinical trials. Promising results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a drug candidate may not be replicated in later and larger clinical trials or in clinical trials for different indications. For instance, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. After completing its analysis, BI concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. Prior to the termination of the BACE Agreement, BI decided to move forward with the development of a structurally different compound, VTP-36951. Additionally, in June 2015, we announced that top-line clinical efficacy results from the metformin arm of the on-going Phase 2 proof-of-concept clinical trial of BI187004 in the treatment of overweight type 2 diabetic patients did not meet BI's predefined endpoint criteria. If the results of our or our partners' ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates or if we or they do not meet the clinical endpoints with statistical significance or do not meet market expectations or if there are safety concerns or adverse events associated with our product candidates, we may need to delay, reduce, modify or redesign the scope of, or eliminate one or more product development programs and we or our partner may be prevented or delayed in obtaining marketing approval for the applicable product candidate, which could have a material adverse effect on our business, prospects and financial condition and on the value of our common stock. In addition, if our competitor's clinical trials in similar indications are not successful, we may need to conduct additional or cost prohibitive clinical studies to overcome the presumptions resulting from these unsuccessful trials. For instance, in 2012, we halted our plans for a large Phase 2 clinical trial for a former product candidate, VTP-27999, which was being developed for renin inhibition, a protein important for kidney function and blood pressure control, following the release of clinical data from another pharmaceutical company that would have required us to significantly increase the scope, scale and duration of clinical trial work to obtain regulatory approval. Moreover, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay or prevent regulatory approval. Alternatively, even if we or our partners obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our partners may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a modified risk evaluation and mitigation strategy.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct preclinical studies and clinical trials for our product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

        We plan to design the clinical trials for VTP-43742, and VTP-38543 and expect to do so for any future unpartnered product candidates. However, we rely on CROs and other third parties to assist in managing, monitoring and otherwise carrying out many of these studies and trials. We and BI compete with many other companies for the resources of these third parties. The third parties on whom we and BI rely generally may terminate their engagements at any time, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

        If these third parties do not successfully carry out their duties under their agreements, if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to clinical trial protocols or to regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, the clinical trials of our product candidates may be delayed or not meet regulatory requirements. If clinical trials do not meet regulatory requirements or if these third parties need to be replaced, preclinical development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates on a timely basis or at all.

We intend to rely on third-party manufacturers to make our product candidates, and any failure by these manufacturers may delay or impair the ability to complete clinical trials or commercialize our product candidates.

        Manufacturing small molecule therapeutics is complicated and is tightly regulated by the FDA, the European Medicines Agency, or EMA, and comparable regulatory authorities around the world. For preclinical studies, clinical trials and commercial supply of our products that we have not partnered, we use and expect to continue to use contract manufacturing organizations. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. Moreover, the market for contract manufacturing services for product candidates is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms.

        In addition, we contract with fill-and-finishing providers with the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our contractors' ability to operate or lead to delays in our clinical development programs. We have been notified by BI that it previously received a warning letter from the FDA in May 2013 concerning its manufacturing practices. In the warning letter, the FDA said it had identified significant violations of cGMP for the manufacture of active pharmaceutical ingredients, or API, and the cGMP regulations for finished pharmaceuticals. In June 2014, the FDA issued a close out letter to BI which stated that the FDA had completed an evaluation of BI's corrective actions in response to the May 2013 warning letter. While the FDA's close out letter stated that, based on its evaluation, it appeared that BI had addressed the violations contained in the May 2013 warning letter, the FDA stated that future FDA inspections and regulatory activities would further assess the adequacy and sustainability of BI's corrections of the violations. We believe that our current fill-and-finish contractors are operating in accordance with cGMP, but we can give no assurance that FDA or other regulatory agencies will not conclude that another lack of compliance exists. In addition, any delay in contracting for fill-and-finish services, or failure of the contract manufacturer to perform the services as needed, may delay clinical trials, registration and launches, and delay or limit our ability to receive any corresponding milestone or royalty payments. Any such issues may have a substantial negative effect on our business.

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

        Undesirable side effects caused by our product candidates could cause us, BI or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. For instance, BI had completed two Phase 1 trials and commenced a Phase 2 trial for BI187004 in July 2014 and had completed two Phase 1 trials for BI 1181181 when, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a subsequent Phase 1 multiple rising dose trial. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. Our understanding of the relationship between our product candidates and potential adverse events may change as we gather more information or future unexpected adverse events may occur. There can be no assurance that adverse events associated with our product candidates will not be observed. As is typical in drug development, we have a program of ongoing toxicology studies in animals for our other clinical stage product candidates and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect our clinical development activities.

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

        Our stock price has been and is likely to continue to be volatile. For example, between September 24, 2014 and February 29, 2016, the high and low sales prices per share of our common stock were $23.35 and $5.41, respectively. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above your purchase price. The market price for our common stock may be influenced by many factors, including:

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

        The holders of 9,491,680 shares of our outstanding common stock, or approximately 43.0% of our total outstanding common stock as of December 31, 2015, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act.

        In addition to our outstanding common stock, as of December 31, 2015, there were a total of 1,910,784 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options under our stock plans or issued warrants. Upon the exercise of these options or warrants, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144.

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

        As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC, and The NASDAQ Global Market to implement provisions of the Sarbanes-Oxley Act, imposes significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory "say on pay" voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and may impact the manner in which we operate our business in ways we cannot currently anticipate.

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

        We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this report and our other periodic reports and proxy statements, exemptions from the requirements of holding non-binding advisory votes on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies. We could be an emerging growth company until December 31, 2019, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer (in which case we will cease to be an emerging company as of the date we become a large accelerated filer, which, generally, would occur if, at the end of a fiscal year, among other things, the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), if we have total annual gross revenue of $1.0 billion or more during any fiscal year (in which cases we would no longer be an emerging growth company as of December 31 of such fiscal year), or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time (in which case we would cease to be an emerging growth company immediately). Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company," which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this report and our other periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.

        Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with this Annual Report on Form 10-K. When and if we are a "large accelerated filer" or an "accelerated filer" and are no longer an "emerging growth company," each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited.

        As of December 31, 2015, our current executive officers, directors and greater than 5% stockholders, together with their respective affiliates, beneficially owned approximately 53.1% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Common Stock

        Our common stock is traded on the NASDAQ Global Market under the symbol "VTAE." Trading of our common stock commenced on September 24, 2014, in connection with our initial public offering of such securities. The following table sets forth the high and low sales prices per share of our common stock, as reported on the NASDAQ Global Market, for the periods indicated:

	Market Price
	High	Low
Fourth quarter 2015	$18.71	$10.27
Third quarter 2015	$17.36	$6.39
Second quarter 2015	$16.80	$10.00
First quarter 2015	$20.50	$10.25
Fourth quarter 2014	$23.35	$5.41
Third quarter 2014 (from September 24, 2014)	$8.48	$7.40

Holders of Record

        As of February 29, 2016, there were 68 holders of record of our common stock. Such record holders include those who are nominees for an undetermined number of beneficial owners.

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

	9/24/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Vitae Pharmaceuticals, Inc.	$100	$95	$208	$146	$180	$138	$226
NASDAQ Composite	$100	$99	$104	$108	$109	$101	$110
NASDAQ Biotechnology	$100	$98	$109	$123	$132	$108	$121

        This stock performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing by us under the Securities Act of 1933, as amended (the Securities Act), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Use of Proceeds from Initial Public Offering

        On September 29, 2014, we completed our IPO whereby 6,875,000 shares of common stock were sold at a public offering price of $8.00 per share for an aggregate offering price of $55.0 million. On October 27, 2014, an additional 1,031,250 shares of common stock were sold at the IPO price of $8.00 per share pursuant to the underwriters exercise in full of their over-allotment option (Underwriters' Option). The offer and sale of all of the shares in the IPO and pursuant to the Underwriters' Option were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-198090), which was declared effective by the securities and exchange commission (SEC) on September 24, 2014. The offering commenced as of September 24, 2014 and did not terminate before all of the securities registered in the registration statement were sold. The syndicate of underwriters was led by Stifel, Nicolaus & Company, Incorporated and BMO Capital Markets Corp., as joint book-running managers, and JMP Securities and Wedbush PacGrow Life Sciences, as co-managers. We raised approximately $56.4 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board committee service.

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

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except for share and per share data)
Statement of operations data:
Collaborative revenues	$580	$8,669	$22,513	$22,348
Operating expenses:
Research and development	35,552	19,305	14,917	15,927
General and administrative	9,318	7,914	5,406	4,915

Total operating expenses	44,870	27,219	20,323	20,842

(Loss) income from operations	(44,290)	(18,550)	2,190	1,506
Other income (expenses):
Other income	262	343	327	243
Interest income	360	64	70	101
Interest expense	(108)	(961)	(1,425)	(1,627)
Loss on debt extinguishment	(207)	—	—	—

Total other income (expenses)	307	(554)	(1,028)	(1,283)

Net (loss) income	$(43,983)	$(19,104)	$1,162	$223

Per share information:
Net (loss) income per share of common stock, basic and diluted	$(2.04)	$(3.61)	$0.00	$0.00

Basic and diluted weighted average shares outstanding	21,626,151	5,290,534	563,136	542,320

	As of December 31,
	2015	2014	2013	2012
	(in thousands)
Balance sheet data:
Cash, cash equivalents, and marketable securities	$59,370	$65,318	$32,454	$24,782
Working capital	53,807	57,970	23,905	27,173
Total assets	61,846	67,660	34,028	35,329
Notes payable, including current portion	—	4,804	10,086	14,506
Convertible preferred stock	—	—	125,870	125,870
Accumulated deficit	(173,964)	(129,981)	(110,877)	(112,016)
Total stockholders' equity (deficit)	$54,468	$58,718	$(106,894)	$(108,224)
Common stock outstanding	22,066	18,027	589	547

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

Overview

        We are a clinical-stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases with significant unmet medical needs. We are developing a growing portfolio of novel product candidates internally generated by Contour®, our proprietary structure-based drug discovery platform. We intend to advance and retain rights to our current and future programs and product candidates that we believe we can develop and commercialize, and to strategically partner where doing so can accelerate the program and generate non-dilutive capital for Vitae. Our portfolio includes several wholly-owned product candidates in various phases of development:

  •
  Our most advanced, wholly-owned product candidate is VTP-43742, a first in class oral small molecule, which is being developed for the treatment of psoriasis as well as multiple other autoimmune disorders, and is currently being studied in a Phase 2a proof-of-concept clinical trial. In September 2015, we announced positive top-line results from a Phase 1 single ascending dose trial that assessed the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-43742 in healthy human volunteers over several dose levels. In November 2015, we announced positive top line results from a Phase 1 multiple ascending dose clinical trial of VTP-43742 designed to evaluate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of multiple ascending doses of VTP-43742 in healthy human volunteers over multiple dose levels. The observed half-life in plasma in these trials was consistent with once-a-day dosing. We are currently conducting a Phase 2a proof-of-concept trial in patients with moderate to severe psoriasis and expect to announce clinical efficacy and initial biomarker results by the end of the first quarter of 2016. Assuming the results of the Phase 2a proof-of-concept trial are positive, we plan to initiate a Phase 2 trial in psoriasis in the second half of 2016 and continue to assess whether clinical trials in additional indications are appropriate for VTP-43742.

  •
  Our other wholly-owned product candidate is VTP-38543, a potential first in class topical LXRb selective agonist, for the treatment of atopic dermatitis, which is in an on-going Phase 2a proof-of-concept clinical trial. Based on its mechanism, VTP-38543 is expected to improve barrier function and decrease inflammation, in this case in damaged skin tissue. VTP-38543 has been shown in preclinical studies to stimulate the development of mature skin cells known as corneocytes as well as to increase the surrounding lamellar body lipids in the skin to improve its barrier function, while also decreasing skin inflammation. In a preclinical model of atopic dermatitis, topical VTP-38543 has demonstrated equal anti-inflammatory efficacy versus high potency topical corticosteroids, the current standard of care. VTP-38543 is currently in a Phase 2a proof-of-concept clinical trial assessing the safety, tolerability and efficacy of VTP-38543 in patients with atopic dermatitis. We anticipate clinical trial results in the second half of 2016.

  •
  We also have a product candidate, VTP-36951, for the treatment and prevention of Alzheimer's disease (Alzheimer's). VTP-36951 was being developed exclusively by BI as BI 1147560 pursuant to a research collaboration and license agreement with BI (the BACE Agreement). Effective as of October 21, 2015, the BACE Agreement was terminated by BI for strategic business reasons and we received the rights to develop and commercialize the terminated products in the BACE program, including VTP-36951. We continue to assess the BACE program to determine the appropriate next steps and expect to provide an update on our plans for the BACE program in the first half of 2016.

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

        We were incorporated in May 2001 and commenced principal operations during 2002. Since that time, we have been principally engaged in the discovery and development of novel product candidates. Prior to our IPO in September 2014, we had funded our operations principally with $132.7 million of capital in the form of license fees, milestone payments and research and development funding from our strategic partners and $120.1 million from the sale of convertible preferred stock, including $40.0 million of equity sales to our strategic partners, including BI. We have also funded our operations through credit facilities, equipment lease financings, federal grants and investment income. Through the issuance and sale of 7,906,250 shares of our common stock in our IPO, we raised $56.4 million, after deducting underwriting discounts and commissions and other offering expenses.

        On January 28, 2015, we issued and sold a total of 3,450,000 shares of our common stock at $11.90 per share in an underwritten public offering, including 450,000 shares of common stock sold pursuant to the exercise in full of the underwriters' option to purchase additional shares. Net proceeds from the offering, including the sale of the additional shares, was approximately $38.0 million, after deducting underwriting discounts and commissions and other offering expenses.

        For the years ended December 31, 2015 and 2014, we had net losses of $44.0 and $19.1 million, respectively, and for the year ended December 31, 2013, we had net income of $1.2 million. As of December 31, 2015, we had an accumulated deficit of $174.0 million. We have devoted substantially all of our capital resources to the research and development of our product candidates. Since our inception in 2001, we have had no revenues from product sales. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical development and clinical trials, and to eventually seek regulatory approval and pursue commercialization. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public reporting company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

        Based on our current business plan, which does not include any expenses relating to further development of the BACE program, we believe that our existing cash, cash equivalents and marketable securities of approximately $59.4 million as of December 31, 2015, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements through the end of 2016. We intend to continue our assessment of the BACE program and revise our operating plan accordingly after determining the appropriate next steps. We will need to secure additional funding in the future in order to carry out all of our planned research and development activities. We will seek to fund our operations through the sale of equity, debt financings or other capital sources, including potential collaborations or partnerships with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Recent Highlights

        Since December 31, 2014, we experienced the following:

Research and Development Activities:

Pipeline Updates:

  •
  VTP-43742 (RORgt)—In 2015, we advanced VTP-43742, our wholly owned and first-in-class RAR-Related Orphan Receptor gamma-t (RORgt) inhibitor product candidate for the treatment of psoriasis as well as multiple autoimmune disorders in clinical development:

  •
  In June 2015, we initiated a Phase 1 single ascending dose clinical study of VTP-43742, and in September 2015, we announced positive top-line results from this trial. The single ascending dose trial assessed the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-43742 in 53 healthy human volunteers over several dose levels. The plasma half-life of VTP-43742 was observed to be approximately 30 hours supporting the potential for effective once-a-day dosing in humans. In addition, VTP-43742 was evaluated in an ex vivo assay for its ability to inhibit the production of pro-inflammatory cytokine IL-17A in blood obtained from study subjects. Subjects receiving VTP-43742 showed a dose-dependent suppression of RORgt dependent IL-17A production to more than 90 percent, with the effect largely sustained over the full 24-hour measurement period.

  •
  In August 2015, we initiated a Phase 1 double-blind, placebo-controlled multiple ascending dose clinical trial of VTP-43742 designed to evaluate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of multiple ascending doses of VTP-43742 in up to 40 healthy human volunteers over multiple dose panels. In November 2015, we announced positive top line results from this trial. The observed half-life in plasma in this trial was consistent with once-a-day dosing. We are currently conducting a Phase 2a proof-of-concept study in patients with moderate to severe psoriasis and expect to announce clinical efficacy and initial biomarker results by the end of the first quarter of 2016.

  •
  Based on our review of the potential diseases for which VTP-43742 may have utility and several other clinical and commercial factors discussed below, we selected moderate to severe psoriasis as the initial, lead indication for VTP-43742. We plan to continue to review other additional potential indications for further development.

  •
  VTP-38543 (LXRb)—We continued to advance VTP-38543, our first-in-class product candidate for the treatment of atopic dermatitis. In December 2015, we initiated a four-week Phase 2a proof-of-concept trial in adult patients with mild to moderate atopic dermatitis. The clinical trial is a randomized, double-blind trial evaluating the safety, tolerability, efficacy, PK and PD of multiple ascending topical doses of VTP-38543. Top-line results for this clinical trial are expected in the second half of 2016.

Other Programs:

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

  •
  In December 2015, we announced that BI187004 did not achieve the predefined primary efficacy endpoint criteria of the trial. As a result, BI informed us of its intention to terminate the program and the 11b Agreement effective as of March 9, 2016. We have no current plans to continue the program independently, but will continue to assess options.

Financial Developments:

  •
  Reported net operating expenses of $44.3 million for the year ended December 31, 2015, and cash, cash equivalents and marketable securities of $59.4 million as of December 31, 2015.

Product Portfolio

        We have developed and utilized Contour, a computational structure-based drug discovery platform, to design and optimize compounds across a range of therapeutic targets and disease areas. The following table summarizes key information about our most advanced product candidates as of December 31, 2015:

PRODUCT CANDIDATE	INDICATION (TARGET)	WORLDWIDE COMMERCIAL RIGHTS	STAGE OF CLINICAL DEVELOPMENT AND ANTICIPATED MILESTONES
VTP-43742	Moderate to severe psoriasis as our lead indication with other autoimmune diseases under consideration (RORgt)	Vitae

•

Positive Phase 1 single ascending dose (SAD) clinical trial results announced in September 2015

•

Positive Phase 1 multiple ascending dose (MAD) clinical trial results announced in November 2015

•

Top-line Phase 2a proof-of-concept results expected to be announced by the end of the first quarter of 2016

•

A Phase 2 clinical trial in psoriasis expected to begin in second half of 2016*

VTP-38543	Mild to moderate Atopic dermatitis (LXRb)	Vitae	• Phase 2a proof-of-concept trial initiated in December 2015 • Top-line Phase 2a efficacy proof-of-concept results expected in second half of 2016

VTP-36951	Alzheimer's disease (BACE)	Vitae

•

Effective October 21, 2015, BI terminated the BACE Agreement for strategic business reasons

•

Vitae received rights to BACE program in fourth quarter of 2015, and is assessing program to determine next steps; plan to provide an update in first half of 2016

BI187004	Type 2 diabetes and metabolic syndrome (11b HSD1)	BI

•

In December 2015, Vitae announced that BI187004 did not achieve the predefined primary efficacy endpoint criteria of the trial. As a result, BI notified Vitae of termination of the program and the 11b Agreement effective as of March 9, 2016. There are no current plans to continue the program independently.

*
assumes results of Phase 2a proof-of-concept trial are positive.

VTP-43742 (RORgt)

        We discovered and are developing VTP 43742, an orally active small molecule inhibitor of RORgt activity, which is wholly owned by us, for the treatment of a variety of autoimmune disorders. Autoimmune disorders comprise a large number of diseases in which the body mounts an inappropriate immunological response against normal human tissues. These disorders include; psoriasis, psoriatic arthritis, ankylosing spondylitis, IBD and MS, as well as numerous orphan diseases. We commenced discovery efforts for this program in the fourth quarter of 2012 and selected VTP-43742 as a product candidate in the first quarter of 2014.

        In June 2015, we initiated a Phase 1 single ascending dose clinical trial of VTP-43742. In September of 2015, we announced positive top-line results from this trial which assessed the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-43742 in 53 healthy human volunteers over several dose levels. VTP-43742 was safe and generally well tolerated at all dose levels across a broad dose range. No serious adverse events were reported and there were no drug-related clinical laboratory or ECG abnormalities. The plasma half-life of VTP-43742 was observed to be approximately 30 hours in this clinical trial, supporting the potential for effective once-a-day dosing in humans. In addition, VTP-43742 was evaluated in an ex vivo assay for its ability to inhibit the production of pro-inflammatory cytokine IL-17A in blood obtained from study subjects. Subjects receiving VTP-43742 showed a dose-dependent suppression of RORgt dependent IL-17A production to more than 90 percent, with the effect largely sustained over the full 24-hour measurement period.

        In August 2015, we initiated a Phase 1 double-blind, placebo-controlled multiple ascending dose clinical trial of VTP-43742 designed to evaluate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of multiple ascending doses of VTP-43742 in up to 40 healthy human volunteers over multiple dose levels in the trial. In November 2015, we announced positive top line results from this trial. The observed half-life in plasma in this trial was consistent with once-a-day dosing. In September 2015, we initiated a Phase 2a proof-of-concept study in patients with moderate to severe psoriasis to assess the safety, tolerability, pharmacokinetic, pharmacodynamic and clinical efficacy profile of multiple ascending doses of VTP-43742 in psoriatic patients in which patients are dosed for 28 days. We have closed enrollment at 34 psoriatic patients. We believe that the totality of the data from these patients including clinical efficacy PASI scores and accelerated biomarker data, will be sufficient to allow us to decide on the next steps for the program. We are currently completing the study and analyzing the data and expect to announce clinical efficacy and initial biomarker results by the end of the the first quarter 2016.

        We have selected moderate to severe psoriasis as the initial, lead indication for VTP-43742. It is our belief that of the diseases for which VTP-43742 may have utility, psoriasis represents the most attractive opportunity. Our decision is based on the clinical validation of the Th17 pathway from the IL-17 and IL-23 monoclonal antibodies, our belief in the probability of technical success, the unmet need for better oral therapies, the potential size of the market and the potential length of time to filing a New Drug Application (NDA) with the Food and Drug Administration (FDA) compared to the other indications we evaluated. Assuming the results of the Phase 2a trial are positive, we plan to initiate a Phase 2 trial in psoriasis in the second half of 2016 and continue to assess whether clinical trials in additional indications are appropriate for VTP-43742. In addition to VTP-43742, we are progressing backup compounds in our RORgt program and plan to continue to assess other additional potential indications for further development.

VTP-38543 (Liver X Receptor Beta (LXRb) for Atopic Dermatitis)

        We have discovered and are developing VTP 38543, an LXRb selective agonist, as a topical agent for the treatment of mild to moderate atopic dermatitis. Atopic dermatitis is a common inflammatory skin disease in children that also affects a large number of adults. It is characterized by a loss of barrier function of the skin, as well as skin inflammation.. We have selected VTP-38543 as a product candidate for atopic dermatitis and In December 2015, we initiated a four-week Phase 2a proof-of-concept trial in adult patients with mild to moderate atopic dermatitis. The clinical trial is a randomized, double-blind trial evaluating the safety, tolerability, efficacy, pharmacokinetic and pharmacodynamic profile of multiple ascending topical doses of VTP-38543. Top-line results for this clinical trial are expected in the second half of 2016.

VTP-36951 (B-site Amyloid Precursor Protein-Cleaving Enzyme (BACE) Inhibitors)

        VTP-36951 was being developed for the treatment and prevention of Alzheimer's exclusively by BI as BI 1147560 pursuant to the BACE Agreement. Under the terms of the BACE Agreement, BI was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program. On July 23, 2015, BI notified us that it was terminating the BACE Agreement for strategic business reasons effective as of October 21, 2015. In connection with the termination of the BACE Agreement, we received the rights to the BACE program, including VTP-36951, which includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer's, diabetes and the other indications covered by the BACE Agreement.

        Prior to termination of the BACE Agreement, we were developing VTP-37948/BI 1181181 (BI1181181), in collaboration with BI for Alzheimer's. However, in February of 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. BI had completed its analysis and concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI had decided to move forward with the development of VTP-36951, which was discovered as part of our BACE collaboration. BI had completed all GLP toxicology studies that we believe were necessary prior to first in human trials. We continue to assess the BACE program to determine the appropriate next steps and expect to provide an update on our plans for the program in the first half of 2016.

BI187004 (11b HSD1)

        BI187004, our orally active 11b HSD1 inhibitor, was being developed in collaboration with BI for type 2 diabetes. Under the terms of the 11b Agreement with BI, BI was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the 11b HSD1 program. BI187004 was being evaluated in a Phase 2 clinical trial for the treatment of type 2 diabetes. In December 2015, we announced that BI187004 did not achieve the predefined primary efficacy endpoint criteria of the trial. As a result, BI informed us of its intention to terminate the program and the 11b Agreement effective as of March 9, 2016. We have no current plans to continue the program independently, but will continue to assess options.

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

        Under the 11b Agreement, we have received an aggregate of $65.2 million in non-equity funding as of December 31, 2015, including upfront license fees, research funding and success-based milestone payments. We received an upfront license fee from BI of $15.0 million upon execution of the 11b Agreement. In addition, BI made quarterly payments of $0.8 million during the 27-month collaborative research program period, for a total of $7.2 million. The upfront fee and the research collaboration payments were recognized as revenue over the 27-month funded research program period, from October 2007 through December 2009. Also, as of December 31, 2015, we earned $43.0 million for achieving substantive development milestone payments, including a $6.0 million milestone payment in the third quarter of 2014 from BI as a result of the first patient having been dosed in the Phase 2 clinical trial which commenced in July 2014. Pursuant to the 11b Agreement, BI was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the 11b program, including BI187004. In December 2015, we announced that BI187004 did not achieve the predefined primary efficacy endpoint criteria of the trial. As a result, BI informed us of its intention to terminate the program and the 11b Agreement effective as of March 9, 2016. We have no current plans to continue the program independently, but will continue to assess options.

B-site Amyloid Precursor Protein-Cleaving Enzyme Inhibitors with BI

        In June 2009, we entered into the BACE Agreement. Based upon discoveries we made using Contour, we and BI formed a worldwide strategic partnership granting BI exclusive rights to develop and commercialize BACE inhibitors for the treatment of certain indications, including Alzheimer's. The inhibition of BACE, an enzyme involved in the formation of amyloid-b plaques, which are insoluble aggregates made up of amyloid-b protein and which accumulate in the brains of patients with Alzheimer's, offers the potential to slow or even halt disease progression. Under the terms of the BACE Agreement, BI was to lead development and commercialization of all products for Alzheimer's to capitalize on its global marketing and sales expertise and was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program. On July 23, 2015, BI notified us that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons. In connection with the termination of the BACE Agreement, we received the rights to the BACE program, including VTP-36951, which is includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer's, diabetes and the other indications covered by the BACE Agreement.

        Under the BACE Agreement, we have received an aggregate of $63.2 million in non-equity funding as of December 31, 2015, including upfront license fees, research funding and success-based milestone payments. During the collaborative research program period, we were obligated to provide twelve full-time equivalent employees or FTEs per month for a period of 36 months to provide research services, and we received an upfront license fee from BI of $15.0 million upon execution of the BACE Agreement. In addition, BI made quarterly payments of approximately $1.0 million during the 36-month collaborative research program period, for a total of $12.2 million. The license fee and the research collaboration payments were recognized as revenue over the 36-month research program period, from June 2009 through June 2012. In April 2012, the initial research program was extended for an additional year through June 2013, and BI made quarterly payments of approximately $0.8 million over the 12-month extension period, for a total of $3.0 million. During this extension period, we were obligated to provide eight FTEs per month. The additional payments totaling $3.0 million were recognized ratably over the extension period through June 2013. The revenue recognition period for the license fee was also extended on a prospective basis through June 2013.

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

        As of December 31, 2015, we have earned $29.0 million in development milestone payments since the inception of the BACE Agreement.

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

  •
  the number of doses patients receive;

  •
  the duration of patient follow-up; and

  •
  the results of our clinical trials.

        Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of the foregoing variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those which we currently anticipate, or if we experience significant delays in enrollment in any our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Drug commercialization takes several years and requires millions of dollars in development costs.

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

General and Administrative Expense

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

        We anticipate that our general and administrative expenses will increase as a result of increased payroll, expanded infrastructure and higher consulting, legal, regulatory and tax-related services associated with maintaining compliance with stock exchange listing and the SEC requirements, accounting and investor relations costs, and director and officer insurance premiums associated with being a public reporting company.

Other Income

        Other income primarily includes the impact of periodic revaluations of our preferred stock warrant liability and sales of Pennsylvania tax credits. Upon the closing of our IPO, the preferred stock warrant liability was reclassified to additional paid-in capital. We performed the final re-measurement of the warrants in connection with completion of the IPO in the third quarter of 2014.

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

        Royalty revenue is recognized when earned. We have not earned any royalty revenues to date.

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

        Under our Employee Stock Purchase Plan (the Purchase Plan), the employees ability to purchase shares of our common stock at the lower of the offering date price or the purchase date price represents a stock option under ASC 718-50. Accordingly, the Purchase Plan is a compensatory plan and stock-based compensation cost is determined based on the fair value of the award on the date of grant and is recognized over the requisite service period of the award.

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

        We have historically granted stock options at exercise prices not less than the fair market value of our common stock. Prior to our IPO, in the absence of a public trading market for our common stock, our board of directors was required to estimate the fair value of our common stock at each option grant date. Our board of directors, in making its independent determination, utilized a number of different sources. We used methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, considering numerous objective and subjective factors to determine common stock fair market value at each option grant date, including third party valuations of the common stock, external market conditions affecting the life sciences industry sector, the prices at which we sold shares of convertible preferred stock, the superior rights and preferences of securities senior to our common stock at the time of each grant, our results of operations and financial position, the status of our research and development efforts, our stage of development and business strategy and the likelihood of achieving a liquidity event such as an initial public offering or sale of our company.

        The fair value of options granted were calculated using the following weighted-average assumptions in the Black-Scholes option pricing model for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
Stock Options:	2015	2014	2013
Weighted-average risk-free interest rate	1.73%	1.98%	1.42%
Expected term of options (in years)	6.15	6.11	6.25
Expected stock price volatility	77.99%	83.00%	85.00%
Expected dividend yield	0%	0%	0%

        The purchase price of common stock under our Employee Stock Purchase Plan (the ESPP) is equal to 85% of the lesser of (i) the fair market value per share of the common stock on the first business day of an offering period and (ii) the fair market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under our ESPP is calculated using the Black-Scholes model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the offering period.

        The cost of each stock-based compensation award is determined based on the grant-date fair value, net of the effects of estimated forfeitures of the awards, and is recognized into expense over the award's service period. Stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was recognized as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Research and development	$1,027	$232	$19
General and administrative	1,382	2,016	81

Total stock-based compensation	$2,409	$2,248	$100

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Stock options	$2,218	$2,248	$100
Employee stock purchase plan	191	—	—

Total stock-based compensation	$2,409	$2,248	$100

Income Taxes

        For the years ended December 31, 2015, 2014 and 2013, we did not record a current or deferred income tax expense or benefit. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is not more likely than not that the benefit of our deferred tax assets will be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2015 and 2014.

Comparison of Years Ended December 31, 2015 and 2014

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Collaborative revenues	$580	$8,669	$(8,089)
Operating expenses:
Research and development	35,552	19,305	16,247
General and administrative	9,318	7,914	1,404

Total operating expenses	44,870	27,219	17,651

Operating loss	(44,290)	(18,550)	(25,740)
Other income	262	343	(81)
Interest income	360	64	296
Interest expense	(108)	(961)	853
Loss on debt extinguishment	(207)	—	(207)

Net loss	$(43,983)	$(19,104)	$(24,879)

	Year Ended December 31,
Revenue	2015	2014	Change
	(in thousands)
Amortization of upfront license fees	$—	$150	$(150)
Collaborative research payments:
FTE Funding	—	1,850	(1,850)
Intellectual property costs	580	669	(89)

Total collaborative research payments	580	2,519	(1,939)

Milestone revenue	—	6,000	(6,000)

Total collaborative revenues	$580	$8,669	$(8,089)

        Upfront License Fee Revenue.    For the year ended December 31, 2014, all upfront license fee revenue was entirely associated with the amortization of the upfront fee received upon execution of the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease. Revenue relating to the upfront payment was recognized over the 12-month period in which research contributions were delivered through June 30, 2014.

  Collaborative Research Payments:

        Intellectual Property Costs.    For the years ended December 31, 2015 and 2014, revenue related to intellectual property cost reimbursements was $0.6 million and $0.7 million, respectively. The decrease of $0.1 million was primarily related to a decrease in intellectual property costs associated with the 11b Agreement.

        FTE Funding.    For the year ended December 31, 2014, all FTE funding revenue was related to the second amendment to the BACE Agreement in December 2012 to expand the core BACE indication to include diabetes and metabolic disease. FTE funding revenue was recognized over the 12-month period in which research contributions were delivered through June 30, 2014.

        Milestone Revenue.    Revenue for the year ended December 31, 2014 included $6.0 million in milestone payments from BI related to the 11b Agreement as a result of the first patient having been dosed in a Phase 2 clinical trial.

        Research and Development.    Research and development expense for the year ended December 31, 2015 was $35.5 million compared to $19.3 million for the year ended December 31, 2014, an increase of approximately $16.2 million. The increase was primarily attributable to a $11.1 million increase in clinical and preclinical expenses associated with our RORgt program, a $2.6 million increase in preclinical study expenses associated with our LXRb atopic dermatitis program, a $0.8 million increase in consulting and outsourced services, a $0.8 million increase in stock-based compensation expense and a $0.8 million increase in employee-related compensation and benefit expenses.

        We also track fully-allocated research and development expenses on a program-by-program basis. Below is a summary of our research and development expenses by program for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
RORgt	$20,271	$12,398
LXRb	3,687	399
Other Programs	11,594	6,508

Total research and development expenses	$35,552	$19,305

  RORgt

        RORgt program expenses for the year ended December 31, 2015 were $20.3 million compared to $12.4 million for the year ended December 31, 2014, an increase of approximately $7.9 million. The increase was primarily attributable to the advancement of VTP-43742 into clinical development, including manufacturing and Phase 1 clinical trial costs.

  LXRb

        LXRb program expenses for the year ended December 31, 2015 were $3.7 million compared to $0.4 million for the year ended December 31, 2014, an increase of approximately $3.3 million. The increase was primarily attributable to non-clinical development activities and manufacturing to support the initiation of clinical trials for VTP-38543 in the fourth quarter of 2015.

  Other Programs

        Other program expenses for the year ended December 31, 2015 were $11.6 million compared to $6.5 million for the year ended December 31, 2014, an increase of approximately $5.1 million. The increase was primarily attributable to shift in discovery activities from our RORyt program to our next potential clinical candidates. Included in both periods are costs associated with the development of our Contour platform, which have remained consistent year over year.

        General and Administrative.    General and administrative expenses for the year ended December 31, 2015 were $9.3 million compared to $7.9 million for the year ended December 31, 2014, an increase of approximately $1.4 million. The increase was primarily the result of a $1.3 million increase in public reporting company compliance costs, including outside service and consulting fees, audit and legal fees, board of director fees and director & officer insurance costs, a $0.6 million increase in employee-related compensation expenses and a $0.1 million increase in franchise taxes due to the State of Delaware, partially offset by a $0.6 decrease in stock-based compensation expense.

        Other Income.    Other income for each of the years ended December 31, 2015 and 2014 was $0.3 million. During the year ended December 31, 2015, other income was entirely attributable to the sale of Pennsylvania tax credits. Other income for the year ended December 31, 2014 included a gain of $0.3 million from the revaluation of the fair value of our preferred stock warrant liability as of September 24, 2014, the closing date of our IPO and date of our final re-measurement of the warrants.

        Interest Income.    Interest income for the year ended December 31, 2015 was $0.4 million, as compared to $0.1 million for the year ended December 31, 2014. The increase in interest income was primarily attributable to an increase in our average cash balance for the year ended December 31, 2015, as compared to December 31, 2014.

        Interest Expense.    Interest expense for the year ended December 31, 2015 was $0.1 million compared to $1.0 million for the year ended December 31, 2014, a decrease of $0.9 million. Interest expenses was related to the Silicon Valley Bank and Oxford Finance LLC credit facility. The outstanding balance of the credit facility was paid in full in February 2015.

        Loss on Debt Extinguishment.    Loss on debt extinguishment was $0.2 million for the nine months ended December 31, 2015. The loss was due to the repayment of the outstanding balance of the Silicon Valley Bank and Oxford Finance LLC credit facility in February 2015. The total payoff was $4.3 million, which included prepayment and other additional fees of $84,000. Included in the loss on debt extinguishment were write-offs of unamortized deferred financing fees of $21,000 and unamortized debt discount of $0.1 million as of the date of payoff.

Comparison of Years Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013	Change
	(in thousands)
Collaborative revenues	$8,669	$22,513	$(13,844)
Operating expenses:
Research and development	19,305	14,917	4,388
General and administrative	7,914	5,406	2,508

Total operating expenses	27,219	20,323	6,896

(Loss) income from operations	(18,550)	2,190	(20,740)
Other income	343	327	16
Interest income	64	70	(6)
Interest expense	(961)	(1,425)	464

Net (loss) income	$(19,104)	$1,162	$(20,266)

	Year Ended December 31,
Revenue	2014	2013	Change
	(in thousands)
Amortization of upfront license fees	$150	$354	$(204)
Collaborative research payments:
FTE Funding	1,850	3,108	(1,258)
Intellectual property costs	669	1,051	(382)

Total collaborative research payments	2,519	4,159	(1,640)

Milestone revenue	6,000	18,000	(12,000)

Total collaborative revenues	$8,669	$22,513	$(13,844)

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

        We also track fully-allocated research and development expenses on a program-by-program basis. Below is a summary of our research and development expenses by program for the year ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
RORgt	$12,398	$10,186
BACE	—	937
LXRb	399	607
Other Programs	6,508	3,187

Total research and development expenses	$19,305	$14,917

  RORgt

        RORgt program expenses for the year ended December 31, 2014 were $12.4 million compared to $10.2 million for the year ended December 31, 2013, an increase of approximately $2.2 million. We commenced discovery efforts for the RORgt program in the fourth quarter of 2012 and selected VTP-43742 as a product candidate in the first quarter of 2014. As a result of these activities, expenses related to RORgt increased in 2014 as compared with 2013.

  BACE

        BACE program expenses for the year ended December 31, 2013 were $0.9 million. We entered into the BACE Agreement in 2009. The funded research obligation of our strategic partnership began in June 2009 and expired in June 2013. In addition, the second amendment to the BACE Agreement in December 2012 obligated us, at BI's discretion, to supply a specified number of FTEs on a monthly basis during the period July 1, 2013 through June 30, 2014. We did not incur any research and development associated with the BACE program for the year ended December 31, 2014.

  LXRb

        LXRb program expenses for the year ended December 31, 2014 were $0.4 million compared to $0.6 million for the year ended December 31, 2013, a decrease of approximately $0.2 million. Discovery efforts related to the LXRb program were substantially complete during 2012. During 2013 and 2014, we focused primarily on clinical development, regulatory strategy and formula development.

  Other Programs

        Other Program expenses for the year ended December 31, 2014 were $6.5 million compared to $3.2 million for the year ended December 31, 2013, an increase of approximately $3.3 million. The increase was primarily attributable to shift in discovery activities from our RORyt, BACE and LXR programs to our next potential clinical candidates. In addition, costs increased by $0.5 million due to the additional use of outsourced professional scientific services for our other research programs. Included in both periods are costs associated with the development of our Contour platform, which have remained consistent year over year.

        General and Administrative.    General and administrative expenses for the year ended December 31, 2014 was $7.9 million compared to $5.4 million for the year ended December 31, 2013, an increase of $2.5 million. The increase was primarily the result of a $1.9 million increase in stock-based compensation expense, a $0.3 million increase in recruiting expenses, a $0.3 million increase in public company compliance costs, including outside service and consulting fees, SEC reporting costs and stock exchange and transfer agent fees, a $0.2 million increase in insurance expenses primarily related to increased costs for directors' and officers' insurance, and a $0.1 million increase for board compensation expenses; partially offset by a $0.4 million decrease in outside patent costs.

        Included in general and administrative expenses were stock-based compensation charges of $2.0 million and $81,000 for the years ended December 31, 2014 and 2013, respectively. The increase in stock-based compensation expense of $1.9 million was primarily due to a $1.4 million increase related to the vesting of 391,304 shares of common stock underlying performance-based restricted stock units and a $0.3 million increase related to 58,026 performance-based stock options being deemed probable that the performance-based goal would be met. Stock-based compensation expense was recorded ratably over the completed service period associated with the performance condition.

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

        Interest Expense.    Interest expense for the year ended December 31, 2014 was $1.0 million compared to $1.4 million for the year ended December 31, 2013, a decrease of $0.4 million. The decrease was entirely due to a reduction in our average loan balance in 2014 from monthly principal payments being applied against our notes payable.

Liquidity and Capital Resources and Plan of Operations

        On January 28, 2015, we issued and sold a total of 3,450,000 shares of our common stock at $11.90 per share in an underwritten public offering, including 450,000 shares of common stock sold pursuant to the exercise in full of the underwriters' option to purchase additional shares. Net proceeds from the offering, including the sale of the additional shares, was approximately $38.0 million, after deducting underwriting discounts and commissions and other offering expenses.

        On September 29, 2014, we sold 6,875,000 shares of common stock in our IPO for net proceeds of $48.8 million after underwriting discounts and commissions and other offering expenses. On October 27, 2014, we issued and sold an additional 1,031,250 shares of common stock at the IPO price of $8.00 per share for net proceeds of $7.6 million, after deducting underwriting discounts and commissions and other offering expenses, in connection with the full exercise by the underwriters of their over-allotment option. Prior to our IPO, we funded our operations through the private placement of equity securities, revenue from strategic partnerships, debt financing and interest income. As of December 31, 2015, we have received gross proceeds of $120.1 million from the issuance of convertible preferred stock, including $40.0 million of equity sales to our strategic partners, all which occurred prior to our IPO. As of December 31, 2015, we had received an aggregate of $138.7 million in cash from non-equity capital in the form of license fees, milestone payments and research and development funding received from our strategic partners. In addition, we have received approximately $39.8 million in funding from our debt financings with various commercial lenders; all such debt has been repaid. As of December 31, 2015, we had an accumulated deficit of $174.0 million and working capital of $53.8 million which includes cash, cash equivalents and marketable securities of approximately $59.4 million. As of December 31, 2015, our cash equivalents and marketable securities included money market funds, certificates of deposit and corporate debt securities.

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

        On October 5, 2015, we filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, warrants, rights, debt securities and units up to an aggregate amount of $200.0 million (the 2015 Shelf Registration Statement). On November 5, 2015, the 2015 Shelf Registration Statement was declared effective by the SEC. In the future, we may periodically offer one or more of these securities in amounts, prices and terms to be announced when and if the securities are offered. At the time any of the securities covered by the 2015 Shelf Registration Statement are offered for sale, a prospectus supplement will be prepared and filed with the SEC containing specific information about the terms of any such offering.

Analysis of Cash Flows

        The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(38,039)	$(17,846)	$12,135
Investing activities	(12,061)	(24,817)	5,672
Financing Activities	32,379	51,002	(4,281)

Net increase (decrease) in cash and cash equivalents	$(17,721)	$8,339	$13,526

Net cash (used in) provided by operating activities

        During the years ended December 31, 2015 and 2014, our operating activities used cash of $38.0 and $17.8 million, respectively. Operating losses in both periods were driven significantly by cash payments for research and development and general administrative expenses exceeding cash inflows from revenue arrangements.

        During the year ended December 31, 2013, our operating activities provided cash of $12.1 million. The cash provided by operating activities primarily resulted from our collections of the December 31, 2013 accounts receivable balances totaling $8.7 million and cash inflows from revenue arrangements exceeding payments for research and development expenses and general and administrative expenses.

Net cash (used in) provided by investing activities

        During the year ended December 31, 2015 our investing activities used cash of $12.1 million. The cash used by investing activities was primarily a result of the purchase price of marketable securities exceeding the sale and maturity of similar marketable securities. Purchases of property and equipment for the year ended December 31, 2015 were $0.3 million.

        During the year ended December 31, 2014, our investing activities used cash of $24.8 million. The cash used by investing activities was primarily a result of the purchase price of marketable securities exceeding the sale and maturity of similar marketable securities. Purchases of property and equipment for the year ended December 31, 2014 were $0.3 million.

        During the year ended December 31, 2013, our investing activities provided cash of $5.7 million. The cash provided by investing activities for the year ended 2013 was due primarily to the sales and maturity of marketable securities exceeding the purchase price of similar marketable securities. Purchases of property and equipment for the year ended December 31, 2013 was $0.2 million.

Net cash provided by (used in) financing activities

        During the year ended December 31, 2015, our financing activities provided cash of $32.4 million. The cash provided by financing activities was primarily a result of proceeds received from the issuance of our common stock in our public offering in January 2015, net of expenses, totaling $38.0 million and proceeds received from the exercises of common stock options of $1.3 million. These increases were partially offset by the repayment of the outstanding principal balance of the Silicon Valley Bank and Oxford Finance LLC credit facility of $4.9 million and the net settlement of a RSU award for which we withheld 171,156 shares of common stock and remitted $1.9 million in tax liabilities on behalf of our chief executive officer to the relevant tax authorities.

        During the year ended December 31, 2014, our financing activities provided cash of $51.0 million. The cash provided by financing activities was primarily a result of proceeds received from the issuance of our common stock in our IPO and exercises of common stock options in the aggregate amount of $58.9 million, partially offset by principal payments on notes payable of $5.5 million and payments of offering costs of $2.4 million.

        During the year ended December 31, 2013, our financing activities used cash of $4.3 million. The cash used in 2013 was primarily a result of the beginning of principal payments on notes payable of $4.6 million partially offset by the reduction of restricted cash of $0.2 million and proceeds from the exercise of common stock options of $0.1 million.

  Plan of Operation

        We anticipate we will incur net losses for the next several years as we continue clinical development of our RORgt and LXRb programs, which will drive significantly higher research and development expenses. In addition, we plan to continue to invest in discovery efforts to explore additional targets, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful or if the FDA does not approve our product candidates arising out of our current preclinical program when we expect, or at all.

        In connection with the termination of the BACE Agreement, we plan to assess the BACE program and revise our operating plan accordingly after determining the appropriate next steps, which may include the addition of expenses related to the further development of the BACE program. We plan to provide an update on our plans for the BACE program in the first half of 2016.

        We are a publicly-traded company and incur significant legal, accounting and other expenses that we were not required to incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and The NASDAQ Stock Market, requires public companies to implement specified corporate governance practices that we were not required to incur as a private company. We expect these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We estimate that we incur approximately $2.0 million to $3.0 million in incremental costs per year associated with being a publicly traded company, although it is possible that our incremental costs will be higher than we currently estimate.

        Based on our current business plan, which as of now does not include any expenses relating to further development of the BACE program, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2015, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements through the end of 2016. We intend to assess the BACE program and revise our operating plan accordingly after determining the appropriate next steps. We have based these estimates of our capital needs on assumptions that may prove to be wrong or which we may determine to adjust, and we could utilize our available capital resources sooner than we currently expect. If we are required to raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also seek funding through collaborations or partnerships with other companies or other strategic transactions. If we are unable to raise sufficient additional capital we may need to substantially curtail our planned operations.

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

Please see "Risk Factors" for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations at December 31, 2015:

	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$1,696	$806	$890	$—	$—

Total contractual cash obligations	$1,696	$806	$890	$—	$—

(1)
Our operating lease obligations are primarily related to leases for our office and lab facilities.

        The table above detailing contractual commitments and obligations does not include severance pay obligations to certain of our executive officers in the event of a not-for-cause termination under existing employment contracts. The cash amount for which we might be liable upon any such termination, based on current executive pay and bonus levels, could range between $0.2 million to $1.4 million.

Purchase Commitments

        We have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable basis.

Off-Balance Sheet Arrangements

        During the years ended December 31, 2015 and 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Tax Loss Carryforwards

        As of December 31, 2015, we have net operating loss (NOL) carryforwards of approximately $87.3 million to offset future federal income taxes and approximately $84.5 million to offset future state income taxes. The federal and state net operating loss carryforwards begin to expire in 2024. For state income tax purposes, the Pennsylvania taxing authority limits the amount of NOL carryforwards which can be used to offset Pennsylvania taxable income, based on the greater of $5.0 million or 30% of Pennsylvania taxable income before the NOL deduction. We also have research and development and investment tax credit carryforwards of approximately $7.7 million to offset future federal income taxes, and approximately $0.1 million to offset future Pennsylvania state income taxes. The federal and state tax credits begin to expire in 2021 and 2028, respectively.

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

        At December 31, 2015, we recorded a 100% valuation allowance against our deferred tax assets of approximately $75.1 million, as our management believes it is not more likely than not that they will be realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to recognize the income tax benefit attributable to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Recently Issued Accounting Standards

        We did not adopt any new accounting pronouncements during the year ended December 31, 2015 that had a material effect on our financial statements.

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

        In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The adoption of this update is not expected to have a material effect on our financial statements.

JOBS Act

        We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates. As of December 31, 2015 and 2014, we had cash and cash equivalents and marketable securities of $59.4 million and $65.3 million, respectively, consisting of money market funds, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        In connection with the preparation of this Annual Report on Form 10-K, the Company completed an evaluation, as of December 31, 2015, under the supervision of and with participation from the Company's management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company's disclosure controls and procedures. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate "internal control over financial reporting" for the Company, as that term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurances and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        Not applicable.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item regarding our directors, including the audit committee and audit committee financial experts, and executive officers corporate governance, our code of conduct and compliance with Section 16(a) of the Exchange Act will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of fiscal year ended December 31, 2015 (2016 Proxy Statement) and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item regarding executive compensation will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item regarding security ownership of certain beneficial owners and management and related stockholder matters will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item regarding principal accounting fees and services will be included in our 2016 Proxy Statement and is incorporated herein by reference.

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

Vitae Pharmaceuticals, Inc.
March 4, 2016	/s/ JEFFREY S. HATFIELD President and Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey S. Hatfield and Richard Morris, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY S. HATFIELD	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2016
/s/ RICHARD MORRIS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2016
/s/ DONALD HAYDEN	Chairman of the Board	March 4, 2016
/s/ KAREN BERNSTEIN, PH.D.	Director	March 4, 2016
/s/ ROBERT V. GUNDERSON, JR.	Director	March 4, 2016

Signature	Title	Date

/s/ JOHN M. LEONARD	Director	March 4, 2016
/s/ BRYAN ROBERTS, PH.D.	Director	March 4, 2016
/s/ CHARLES A. ROWLAND, JR.	Director	March 4, 2016
/s/ GINO SANTINI	Director	March 4, 2016

Vitae Pharmaceuticals, Inc.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vitae Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Vitae Pharmaceuticals, Inc. (the "Company") as of December 31, 2015 and 2014, and the related statements of operations, comprehensive (loss) income, convertible preferred stock and stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitae Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 4, 2016

Vitae Pharmaceuticals, Inc.

Balance Sheets

	As of
	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$11,773,692	$29,494,755
Marketable securities, available-for-sale	47,596,144	35,823,545
Prepaid expenses and other current assets	1,767,167	1,516,193

Total current assets	61,137,003	66,834,493
Cash—restricted	200,000	200,000
Property and equipment, net	509,340	417,629
Deferred offering costs	—	207,743

Total assets	$61,846,343	$67,659,865

Liabilities and stockholders' equity
Current liabilities:
Notes payable—current portion	$—	$4,804,176
Accounts payable	2,991,186	641,590
Accrued expenses	4,338,568	3,139,721
Interest payable	—	278,620

Total current liabilities	7,329,754	8,864,107
Deferred rent and lease incentives	48,839	77,707

Total liabilities	7,378,593	8,941,814

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized at December 31, 2015 and 2014, no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at December 31, 2015 and 2014, 22,066,224 and 18,026,892 shares issued and 22,066,013 and 18,026,892 shares outstanding at December 31, 2015 and 2014, respectively	2,207	1,803
Additional paid in capital	228,460,955	188,735,965
Treasury stock	(2,324)	—
Accumulated other comprehensive loss	(29,515)	(38,812)
Accumulated deficit	(173,963,573)	(129,980,905)

Total stockholders' equity	54,467,750	58,718,051

Total liabilities and stockholders' equity	$61,846,343	$67,659,865

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Operations

	Year Ended December 31,
	2015	2014	2013
Collaborative revenues	$579,674	$8,668,786	$22,512,683
Operating expenses:
Research and development	35,551,394	19,304,843	14,916,562
General and administrative	9,318,276	7,913,847	5,405,769

Total operating expenses	44,869,670	27,218,690	20,322,331

(Loss) income from operations	(44,289,996)	(18,549,904)	2,190,352
Other income (expenses):
Other income	262,003	343,318	327,391
Interest income	359,981	63,932	69,497
Interest expense	(107,978)	(960,752)	(1,425,342)
Loss on debt extinguishment	(206,678)	—	—

Total other income (expenses)	307,328	(553,502)	(1,028,454)

Net (loss) income	$(43,982,668)	$(19,103,406)	$1,161,898

Per share information:
Net (loss) income per common share:
Basic	$(2.03)	$(3.61)	$0.00
Diluted	$(2.03)	$(3.61)	$0.00
Weighted-average number of common shares:
Basic	21,626,151	5,290,534	563,136
Diluted	21,626,151	5,290,534	563,136

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Comprehensive (Loss) Income

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(43,982,668)	$(19,103,406)	$1,161,898
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	9,297	(38,879)	(2,906)

Comprehensive (loss) income	$(43,973,371)	$(19,142,285)	$1,158,992

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.
Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

											Stockholders' Equity (Deficit)
	Convertible Preferred Stock
															Accumulated Other Comprehensive Income (Loss)
	Series A-1		Series A-2		Series B		Series C		Series D		Common Stock
													Additional Paid in Capital	Treasury Stock		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance at January 1, 2013	29,346	$675,000	717,379	$16,379,250	6,570,106	$63,964,035	724,632	$14,936,553	1,086,956	$29,915,093	554,755	$55	$3,807,708	$(18,917)	$2,973	$(112,015,577)	$(108,223,758)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	42,823	5	75,680	—	—	—	75,685
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,923)	—	—	(4,923)
Retirement of common stock	—	—	—	—	—	—	—	—	—	—	(8,590)	(1)	(19)	22,902	—	(22,882)	—
Unrealized gains on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,906)	—	(2,906)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	99,853	—	—	—	99,853
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,161,898	1,161,898

Balance at December 31, 2013	29,346	675,000	717,379	16,379,250	6,570,106	63,964,035	724,632	14,936,553	1,086,956	29,915,093	588,988	59	3,983,222	(938)	67	(110,876,561)	(106,894,151)
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	40,230	4	58,754	—	—	—	58,758
Initial public offering of common stock, net of expenses	—	—	—	—	—	—	—	—	—	—	7,906,250	791	56,400,651	—	—	—	56,401,442
Reclassification of preferred stock warrant liability to equity upon closing of IPO	—	—	—	—	—	—	—	—	—	—	—	—	176,081	—	—	—	176,081
Conversion of preferred stock into common stock on a one-for-one basis at IPO	(29,346)	(675,000)	—	—	(6,570,106)	(63,964,035)	(724,632)	(14,936,553)	(1,086,956)	(29,915,093)	8,411,040	841	109,489,840	—	—	—	109,490,681
Conversion of preferred stock into common stock on a 1.5064-for-one basis at IPO	—	—	(717,379)	(16,379,250)	—	—	—	—	—	—	1,080,640	108	16,379,142	—	—	—	16,379,250
Retirement of common stock	—	—	—	—	—	—	—	—	—	—	(256)	—	—	938	—	(938)	—
Unrealized losses on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(38,879)	—	(38,879)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,248,275	—	—	—	2,248,275
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,103,406)	(19,103,406)

Balance at December 31, 2014	—	—	—	—	—	—	—	—	—	—	18,026,892	1,803	188,735,965	—	(38,812)	(129,980,905)	58,718,051
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	369,184	37	1,255,328	—	—	—	1,255,365
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,324)	—	—	(2,324)
Public offering of common stock, net of expenses	—	—	—	—	—	—	—	—	—	—	3,450,000	345	37,971,137	—	—	—	37,971,482
Net settlement of RSU award	—	—	—	—	—	—	—	—	—	—	220,148	22	(1,910,123)	—	—	—	(1,910,101)
Unrealized losses on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	9,297	—	9,297
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	2,408,648	—	—	—	2,408,648
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(43,982,668)	(43,982,668)

Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—	22,066,224	$2,207	$228,460,955	$(2,324)	$(29,515)	$(173,963,573)	$54,467,750

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net (loss) income	$(43,982,668)	$(19,103,406)	$1,161,898
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	219,822	212,690	204,733
Stock-based compensation expense	2,408,648	2,248,275	99,853
Deferred rent and lease incentives	(13,074)	1,144	(4,584)
Amortization of deferred financing fees	35,821	218,833	218,834
Revaluation of preferred stock warrant liability	—	(301,294)	(243,000)
Loss (gain) on disposal of equipment	167	(2,500)	(5,934)
Noncash portion of loss on early extinguishment of debt	122,225	—	—
Changes in assets and liabilities:
Accounts receivable	—	—	8,740,000
Prepaid expenses and other current assets	(70,194)	(558,222)	(78,219)
Accounts payable and accrued expenses	3,518,444	1,399,017	939,500
Deferred revenue	—	(2,000,000)	1,056,307
Interest payable	(278,620)	39,711	46,062

Net cash (used in) provided by operating activities	(38,039,429)	(17,845,752)	12,135,450

Investing activities:
Purchases of property and equipment	(297,493)	(256,219)	(185,890)
Proceeds from disposal of property and equipment	—	2,500	6,700
Purchases of investments	(71,407,873)	(50,482,140)	(23,009,180)
Sales of investments	59,644,570	25,918,922	28,860,000

Net cash (used in) provided by investing activities	(12,060,796)	(24,816,937)	5,671,630

Financing activities:
Principal payments under debt facilities	(4,935,260)	(5,463,002)	(4,601,738)
Payment of offering costs	(620,218)	(2,416,059)	—
Restricted cash	—	—	250,000
Settlement of restricted stock	(1,910,101)	—	—
Proceeds from the issuance of common stock, net of repurchases	39,844,741	58,881,258	70,762

Net cash provided by (used in) financing activities	32,379,162	51,002,197	(4,280,976)

Net increase (decrease) in cash and cash equivalents	(17,721,063)	8,339,508	13,526,104
Cash and cash equivalents at beginning of period	29,494,755	21,155,247	7,629,143

Cash and cash equivalents at end of period	$11,773,692	$29,494,755	$21,155,247

Supplemental disclosures of cash flow information:
Cash paid for interest	$395,459	$702,208	$1,160,446

Non-cash reclassification of preferred stock warrants to additional paid-in capital	$—	$176,081	$—

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements

For the Years Ended December 31, 2015, 2014 and 2013

1. Organization

        Vitae Pharmaceuticals, Inc. ("Vitae" or the "Company") is a clinical-stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases in which there are significant unmet medical needs. The Company is developing a robust and growing portfolio of novel product candidates internally generated by Contour®, its proprietary structure-based drug discovery platform. The Company has a portfolio that includes several wholly-owned product candidates in various stages of development.

        The Company's most advanced, wholly-owned product candidate is VTP-43742, a first in class oral small molecule, which is being developed for the treatment of psoriasis as well as multiple autoimmune disorders, and is currently being studied in a Phase 2a proof-of-concept clinical trial. The Company's other wholly-owned product candidate is VTP-38543 for the treatment of atopic dermatitis, which is in Phase 2a clinical development. The Company intends to advance and retain rights to these and other programs and product candidates that the Company believes it can develop and commercialize, and to strategically partner where doing so can accelerate the program and generate non-dilutive capital for Vitae.

        The Company also has a product candidate, VTP-36951, in pre-clinical development for the treatment and prevention of Alzheimer's disease, or Alzheimer's. VTP-36951 was being developed exclusively by BI as BI 1147560 pursuant to a Research Collaboration and License Agreement with BI that was entered into in June 2009 (the "BACE Agreement"). On July 23, 2015, BI notified the Company that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons. In connection with the termination of the BACE Agreement, the Company received the rights to the BACE program, including VTP-36951, which includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer's, diabetes and the other indications covered by the BACE Agreement. The Company continues to assess the BACE program to determine appropriate next steps.

        The Company was also developing BI187004/VTP-34072 ("BI187004"), which was in a Phase 2 clinical trial for the treatment of type 2 diabetes, and was being developed under a Research Collaboration and License Agreement with Boehringer Ingelheim GmbH ("BI") that was entered into in October 2007 (the "11b Agreement"). In December 2015, the Company announced that BI187004 did not achieve the predefined primary efficacy endpoint criteria of the trial. As a result, BI informed the Company of its intention to terminate the program and the 11b Agreement effective as of March 9, 2016. The Company has no current plans to continue the program independently, but will continue to assess options.

        The collaborations with BI, including the BACE Agreement, have provided the Company with an aggregate of $158 million in funding as of December 31, 2015, including $30 million from sales of the Company's equity securities and $128 million in upfront license fees, research funding and success-based milestones.

        Vitae is currently pursuing the following strategies: advance its growing portfolio of product candidates, establish late-stage development and commercialization capabilities for certain of the Company's product candidates in the U.S. and potentially other markets, selectively collaborate with large biotechnology and pharmaceutical companies to maximize the value of the Company's product candidates, leverage Contour to rapidly discover novel small molecule product candidates for additional

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

1. Organization (Continued)

validated, difficult-to-drug targets, and continue investing in technology, people and intellectual property.

        As of December 31, 2015, the Company had cash, cash equivalents and marketable securities of approximately $59.4 million. Based on the Company's current operating plan, which does not include any expenses relating to further development of the BACE program, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its projected operating requirements through the end of 2016. The Company intends to assess the BACE program and revise its operating plan accordingly after determining the appropriate next steps. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company's planned research and development activities and further potential development of the BACE program. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other life sciences companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products.

2. Summary of Significant Accounting Policies and Basis of Accounting

Basis of Accounting

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates ("ASU") of the FASB.

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

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

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

Segment and Geographic Information

        Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision maker is its chief executive officer. The Company and its chief executive officer view the Company's operations and manage its business as one operating segment. All revenues and long-lived assets of the Company are earned and reside in the United States and the Company's collaboration revenue is generated in the United States.

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

        The Company is exposed to credit risk in the event of default by the institutions holding the cash and cash equivalents, and that issue available-for-sale securities, to the extent of the amounts recorded in the balance sheet.

Cash and Cash Equivalents and Restricted Cash

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company was required to maintain a cash balance in the amount of $200,000 as collateral for an outstanding letter of credit at December 31, 2015 and 2014, respectively, and has classified this balance as restricted cash in the balance sheet. The Company is required to maintain the $200,000 letter of credit through January 2018. No amounts were outstanding under the letter of credit at December 31, 2015 and 2014.

Marketable Securities, Available-for-Sale

        Marketable securities consist of securities with original maturities greater than three months, and are comprised of securities issued by U.S. government agencies and corporate debt securities.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

Marketable securities recorded as current assets have maturities of less than one year from the balance sheet date. Marketable securities recorded as noncurrent assets have maturities of one year or greater from the balance sheet date.

        Management determines the appropriate classification of securities at the time of purchase. The Company has classified its investment portfolio as available-for-sale in accordance with ASC 320, Investments—Debt and Equity Securities. The Company's available-for-sale securities are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss). Marketable securities are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, then the carrying amount of the investment is written down to fair value and the write-down is included in the statement of comprehensive income as a loss.

Deferred Rent and Lease Incentives

        Deferred rent and lease incentives consist of the difference between cash payments made under operating lease agreements and the related rent expense, which is recognized on a straight-line basis over the term of the lease. In August 2011, Vitae amended its facility lease agreement extending the expiration to January 31, 2018 in exchange for reduced rental rates during the extension period. Lease incentives received at the commencement of the lease are amortized on a straight-line basis over the original lease term and recorded as a reduction in rent expense. Cash rent payments exceeded rent expense by $13,074 for the year ended December 31, 2015. Recognition of rent expense exceeded actual cash rent payments by $1,144 for the year ended December 31, 2014. Deferred rent and lease incentives recognized in the balance sheet were $77,708 and $90,782 as of December 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments

        At December 31, 2015 and 2014, the Company's financial instruments included cash and cash equivalents, restricted cash, marketable securities, accounts payable, accrued expenses and also included notes payable at December 31, 2014. The carrying amounts reported in the Company's financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. The Company's marketable securities are carried at fair value based on quoted market prices and other observable inputs. Notes payable approximated fair value because the interest rate is reflective of the rate the Company could obtain on debt with similar terms and conditions. For the period from January 1, 2014 to September 24, 2014, the Company also reported a preferred stock warrant liability, the carrying amount of which was the estimated fair value of the liability (Note 6). The Company determines the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Deferred Offering Costs

        Generally, deferred offering costs consist of legal, accounting, and printing fees incurred in connection with offerings of the Company's equity securities, and are capitalized when incurred. In

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

connection with the Company's January 2015 underwritten public offering of common stock, deferred offering costs totaling $0.2 million were recognized in the balance sheet as of December 31, 2014.

Comprehensive Income (Loss)

        Comprehensive income (loss) is defined as changes in stockholders' equity (deficit) exclusive of transactions with owners (such as capital contributions and distributions). Comprehensive income (loss) is comprised of net income (loss) and unrealized (losses) gains on marketable securities.

Property and Equipment

        Property and equipment consist primarily of laboratory equipment, computer equipment and software, office furniture and equipment and leasehold improvements, all of which are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the estimated useful life of the asset or the remaining lease term at the time the asset is placed into service, whichever is shorter. Maintenance and repairs are expensed as incurred. The following estimated useful lives were used to depreciate the Company's assets:

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

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

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

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

        The following table details the amount of collaborative revenue recognized for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Amortization of upfront license fees	$—	$150,000	$353,693
Collaborative research payments:
FTE funding	—	1,850,000	3,108,000
Intellectual property costs	579,674	668,786	1,050,990

Total collaborative research payments	579,674	2,518,786	4,158,990

Milestone revenue	—	6,000,000	18,000,000

Total collaborative revenue	$579,674	$8,668,786	$22,512,683

Research and Development Expense

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

For the Years Ended December 31, 2015, 2014 and 2013

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

Preferred Stock Warrants

        Prior to the Company's initial public offering ("IPO") in September 2014, the Company's preferred stock warrants were recognized in the balance sheet as liabilities in accordance with the guidance for accounting for certain financial instruments with characteristics of both liabilities and equity as the warrants entitled the holder to purchase preferred stock that was considered contingently redeemable. The fair value of the preferred stock warrant liability was re-measured at the end of each reporting period, and any changes in fair value were recognized in the statement of operations as other income or expense. Upon the closing of the IPO, the preferred stock warrants were, in accordance with their terms, automatically converted into warrants to purchase common stock, which resulted in the reclassification of the preferred stock warrant liability to additional paid-in capital and gain or loss recognition for changes in fair value was discontinued. Measurements of the fair value of the preferred stock warrant liability were classified as Level 3 measurements (see Note 6).

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

For the Years Ended December 31, 2015, 2014 and 2013

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

        The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes interest and penalties accrued on any unrecognized tax benefits in its provision for income taxes in the statement of operations. As of December 31, 2015 and 2014, the Company does not have any significant uncertain tax positions.

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

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

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

Recent Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. The Company is evaluating ASU 2014-09 and has not yet determined what, if any, effect ASU 2014-09 will have on its results of operations or financial condition.

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

        In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. ASU 2015-17 is effective for fiscal years beginning

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

2. Summary of Significant Accounting Policies and Basis of Accounting (Continued)

after December 15, 2016 with early adoption permitted. The adoption of this update is not expected to have a material effect on the Company's financial statements.

3. Net Income (Loss) Per Common Share

        The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Basic and diluted net (loss) income per common share calculation:
Net (loss) income	$(43,982,668)	$(19,103,406)	$1,161,898
Less: Undistributed earnings allocated to participating securities	—	—	(1,161,898)

Net loss attributable to common stockholders	(43,982,668)	(19,103,406)	—
Weighted average common shares—basic and diluted	21,626,151	5,290,534	563,136

Net (loss) income per common share—basic and diluted	$(2.03)	$(3.61)	$0.00

        The following outstanding securities at December 31, 2015, 2014 and 2013 have been excluded from the computation of diluted weighted shares outstanding, as their effects on net loss per share would have been anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Stock options	1,865,316	1,484,696	1,291,917
Employee stock purchase plan	10,670	—	—
Restricted stock units	—	391,304	391,304
Warrants	45,468	45,468	45,468
Convertible preferred stock	—	—	9,491,680

Total	1,921,454	1,921,468	11,220,369

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

4. Property and Equipment

        At December 31, 2015 and 2014, property and equipment, net of accumulated depreciation and amortization consisted of the following:

	December 31,
	2015	2014
Laboratory equipment	$3,309,406	$3,253,683
Computer equipment and software	725,154	1,474,310
Office furniture and equipment	318,839	318,839
Leasehold improvements	3,417,258	3,402,330
Construction in process	11,673	—
Less accumulated depreciation and amortization	(7,272,990)	(8,031,533)

Property and equipment, net	$509,340	$417,629

        Depreciation expense was $219,822, $212,690, and $204,733 for the years ended December 31, 2015, 2014 and 2013, respectively.

5. Accrued Expenses

        At December 31, 2015 and 2014, accrued expenses consisted of the following:

	December 31,
	2015	2014
Payroll and related costs	$1,926,213	$1,710,439
Research and development related costs	1,914,336	760,961
Offering costs	—	207,743
Legal and accounting related costs	256,708	264,959
Other	241,311	195,619

Total	$4,338,568	$3,139,721

6. Fair Value Measurements

        The Company measures certain assets and liabilities at fair value in accordance with Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The guidance in ASC 820 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company maximizes the use of quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

  •
  Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

6. Fair Value Measurements (Continued)

  •
  Level 2—Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

  •
  Level 3—Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

        The Company's Level 1 assets included money market funds and certificates of deposit ("CD"). Level 2 assets included U.S. government agency securities and corporate debt securities. The following fair value hierarchy tables present information about each major category of financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Fair Value Measurements as of December 31, 2015 Using
	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Assets
Money market funds	$7,925,684	$—	$—	$7,925,684
Other cash equivalents	—	2,752,930	—	2,752,930
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	47,596,144	—	47,596,144

Total assets	$8,125,684	$50,349,074	$—	$58,474,758

	Fair Value Measurements as of December 31, 2014 Using
	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets
Money market funds	$25,664,911	$—	$—	$25,664,911
Other cash equivalents	—	2,179,290	—	2,179,290
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	35,823,545	—	35,823,545

Total assets	$25,864,911	$38,002,835	$—	$63,867,746

        The fair value of the preferred stock warrant liability on the date of issuance of the warrants and on each re-measurement date thereafter was estimated using the Black-Scholes option pricing model using the following assumptions: contractual life according to the remaining terms of the warrants, no dividend yield, weighted average volatility of 83% and weighted average fair value of the underlying instruments of $8.00 and $16.33, and weighted average risk-free interest rate of 2.01% and 2.68%, at September 24, 2014 and December 31, 2013, respectively. For this liability, the Company developed its own assumptions that did not have observable inputs or available market data to support the fair value. This method of valuation involved using inputs such as the fair value of the Company's common stock,

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

6. Fair Value Measurements (Continued)

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

Preferred Stock Warrant Liability
Balance as of December 31, 2013	$477,375
Changes in estimated fair value	(301,294)
Reclassification of warrants to additional paid-in capital	(176,081)

Balance as of December 31, 2014	$—

7. Investments

Marketable Securities

        Marketable securities consisted of the following as of December 31, 2015 and 2014:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
Corporate notes and bonds	$47,625,609	$2,591	$(32,056)	$47,596,144

Total marketable securities	$47,625,609	$2,591	$(32,056)	$47,596,144

December 31, 2014
Corporate notes and bonds	$35,862,357	$573	$(39,385)	$35,823,545

Total marketable securities	$35,862,357	$573	$(39,385)	$35,823,545

        As of December 31, 2015, the Company's marketable securities had maturities that were less than one year.

8. Notes Payable

Term Notes

Silicon Valley Bank and Oxford Finance LLC.—2011 Credit Facility

        In December 2011, the Company entered into a $15 million senior secured credit facility with Silicon Valley Bank and Oxford Finance LLC. (together, the "Lenders") and drew-down all funds at that time. In connection with the credit facility, the Company issued to the Lenders 10-year warrants to purchase an aggregate of 29,889 shares of Series D preferred stock with an exercise price of $27.60 per share. The Series D preferred stock warrants were immediately converted into warrants to purchase common stock upon the closing of the Company's IPO. Upon issuance, the estimated fair value of the preferred stock warrants was $680,625 determined using the Black-Scholes option pricing model and

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

8. Notes Payable (Continued)

was recorded as a debt discount, which subsequently accreted to interest expense over the term of the loan.

        On February 27, 2015, the Company repaid the outstanding balance of the 2011 credit facility. The total payoff was $4,342,855, which included prepayment and other additional fees of $84,453. The Company had $20,852 of deferred financing fees and $101,373 of unamortized debt discount as of the payoff date. The debt repayment was accounted for as an extinguishment as per ASC 470-50, Debt: Modifications and Extinguishments, and a loss on extinguishment of debt totaling $206,678 was recorded in the nine months ended December 31, 2015, consisting of the unamortized deferred financing, unamortized debt discount and prepayment and other additional fees.

9. Stockholders' Equity (Deficit)

Common Stock

        On September 29, 2014, the Company closed its IPO, in which it issued and sold 6,875,000 shares of common stock at a price of $8.00 per share, for aggregate gross proceeds of $55.0 million. On October 27, 2014, the underwriters of the Company's IPO exercised in full their over-allotment option and the Company issued and sold an additional 1,031,250 shares of common stock at the IPO price of $8.00 per share, for aggregate gross proceeds of $8.3 million. Total net proceeds for the IPO, including the underwriters' exercise of their over-allotment option, was $56.4 million, after deducting underwriting discounts and commissions and other offering expenses.

        On January 28, 2015, the Company issued and sold a total of 3,450,000 shares of its common stock at $11.90 per share in an underwritten public offering, including 450,000 shares of common stock sold pursuant to the exercise in full of the underwriters' option to purchase additional shares. Net proceeds from the offering, including the sale of the additional shares, was approximately $38.0 million, after deducting underwriting discounts and commissions and other offering expenses.

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

Preferred Stock

        In connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation that established the preferred stock the Company was authorized to issue. As of December 31, 2015, the Company had authorized 15,000,000 shares of preferred stock at $0.0001 par value. There were no shares of preferred stock issued or outstanding as of December 31, 2015.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

9. Stockholders' Equity (Deficit) (Continued)

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

Treasury Stock

        In connection with cashless employee stock option exercises for the year ended December 31, 2015, employees tendered 211 shares of common stock with a fair value of $2,324 to the Company as consideration for the exercise price. Treasury stock is recorded using the cost method. Treasury stock retirements are recorded by deducting the par value from common stock and charging the remaining excess of cost over par to accumulated deficit.

Warrants

        Series D preferred stock warrants were immediately converted into common stock warrants upon the closing of the Company's IPO. As of December 31, 2015, the Company had warrants outstanding for the purchase of 45,468 shares of common stock. The following table summarizes the warrants outstanding and exercisable as of December 31, 2015:

Warrants to Purchase	Shares	Exercise Price	Expiration Date
Common stock	1,449	$20.70	07/12/2016
Common stock	14,130	$27.60	08/28/2018
Common stock	29,889	$27.60	12/21/2021

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

9. Stockholders' Equity (Deficit) (Continued)

Shares Reserved for Future Issuance

        At December 31, 2015, the Company's shares of common stock reserved for future issuance were:

Common stock options outstanding	1,865,316
Shares available for future grant under employee compensation plans	2,026,774
Shares available through employee stock purchase plan	407,546
Warrants	45,468

4,345,104

10. Employee Compensation Plans

        In July 2014, the Company's Board of Directors approved the 2014 Stock Plan (the "2014 Plan") and reserved to be authorized for issuance under the 2014 Plan the sum of (1) 1,782,500 shares of the Company's common stock, (2) the number of shares of the Company's common stock reserved under the Predecessor Plans (as defined below) that are not issued or subject to outstanding awards under the Predecessor Plans as of the closing of the Company's IPO and (3) any shares of the Company's common stock which are subject to outstanding options under the Predecessor Plans as of the closing of the Company's IPO that subsequently expire or lapse unexercised or are subsequently forfeited to or repurchased by the Company, provided that the shares reserved under clauses (2) and (3) above shall include no more than 1,070,687 shares of the Company's common stock. As of December 31, 2015, there are 2,026,774 shares available for grant without restriction.

        Under the 2014 Plan, options to purchase common stock, restricted stock and restricted stock units may be granted to the Company's employees, nonemployee directors, and consultants providing services to the Company. The aggregate number of shares of the Company's common stock reserved for issuance under the 2014 Plan shall automatically be increased on the first business day of each of the Company's fiscal years by a number equal to the smallest of (i) 4% of the total number of shares of the Company's common stock actually issued and outstanding on the last business day of the prior fiscal year (excluding any rights to purchase shares of the Company's common stock that may be outstanding, such as options or warrants), (ii) 1,426,000 shares of the Company's common stock or (iii) a number of shares of Common Stock determined by the Company's board of directors. As of January 1, 2016, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 882,640 shares, increasing the number of shares of common stock available for issuance under the 2014 Plan to 2,909,414 shares.

        The Company has three additional share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) the 2001 Stock Plan (the "2001 Plan"); (ii) the 2004 Stock Plan (the "2004 Plan"); and the 2013 Stock Plan (the "2013 Plan", and collectively with the 2001 Plan and the 2004 Plan, the "Predecessor Plans").

        The cost of stock-based compensation awards are determined based on the grant-date fair value, net of the effects of estimated forfeitures of the awards, and is recognized into expense over the

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

10. Employee Compensation Plans (Continued)

award's service period. Stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Research and development	$1,026,688	$232,572	$18,920
General and administrative	1,381,960	2,015,703	80,933

Total stock-based compensation expense	$2,408,648	$2,248,275	$99,853

	Year Ended December 31,
	2015	2014	2013
Stock options	$2,218,096	$2,248,275	$99,853
Employee stock purchase plan	190,552	—	—

Total stock-based compensation expense	$2,408,648	$2,248,275	$99,853

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

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

10. Employee Compensation Plans (Continued)

        The following table summarizes stock option activity under the Plans during the year ended December 31, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	1,291,917	$4.3194
Granted	463,008	$5.9434
Exercised	(40,230)	$1.4602
Expired	(210,043)	$4.1992
Forfeited	(19,956)	$7.0579

Outstanding, December 31, 2014	1,484,696	$4.8840
Granted	766,771	$12.1017
Exercised	(346,461)	$2.9610
Expired	(8,392)	$9.2715
Forfeited	(31,298)	$9.2052

Outstanding, December 31, 2015	1,865,316	$8.1159	6.94	$18,586,468

Exercisable, December 31, 2015	745,479	$5.0984	4.34	$9,601,903

Vested and Expected to Vest, December 31, 2015	1,820,671	$8.0575

        The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $3,935,280, $166,693 and $112,583, respectively.

        The Company granted 303,559 performance-based stock options to employees in March 2011. These performance options have a 10-year life and exercise prices equal to the fair value of the Company's stock at the grant date. Vesting of no more than 60% of these performance options is dependent on (i) meeting certain performance conditions, which relate to the Company's research and development progress, which were established by the Company's board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. Vesting of no more than 40% of these performance options is dependent on (i) meeting certain performance conditions, which relate to a deemed liquidation of the Company, an IPO or consummation of a strategic transaction, which were established by the Company's board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. The Company's board of directors determines if the performance conditions have been met. Stock-based compensation expense for these options is recorded when management estimates that the vesting of these options is probable based on the status of the Company's research and development programs and other relevant factors. For the year ended December 31, 2015, the vesting of 55,251 performance-based stock options was deemed probable and stock-based compensation expense was recorded ratably over the service period associated with the performance condition. As of December 31, 2015, a total of 165,939 performance-based stock options had been deemed probable. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

10. Employee Compensation Plans (Continued)

        The Company uses the Black-Scholes valuation model to estimate the fair value of stock options at the grant date. The Black-Scholes valuation model requires the Company to make certain estimates and assumptions, including assumptions related to the expected price volatility of the Company's stock, the period during which the options will be outstanding, the rate of return on risk- free investments, and the expected dividend yield for the Company's stock.

        The weighted average fair value of options granted during the years ended December 31, 2015, 2014 and 2013 were $8.33, $4.23 and $3.68 per share, respectively. The fair values of stock options granted were calculated using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Weighted-average risk-free interest rate	1.73%	1.98%	1.42%
Expected term of options (in years)	6.15	6.11	6.25
Expected stock price volatility	77.99%	83.00%	85.00%
Expected dividend yield	0%	0%	0%

        The weighted-average valuation assumptions for all stock-based awards were determined as follows:

  •
  Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

  •
  Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted is derived using the "simplified" method, as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment.

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

        The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2015, 2014 and 2013 was $1,023,539, $58,758 and $70,762, respectively.

        As of December 31, 2015, excluding performance-based stock options that have not been deemed probable, the aggregate unrecognized stock-based compensation expense related to unvested options

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

10. Employee Compensation Plans (Continued)

granted under the Stock Plans that were expected to vest was $5,711,467. That expense is expected to be recognized as follows:

Year ending December 31,
2016	$2,182,265
2017	1,844,519
2018	1,445,072
2019	239,611

$5,711,467

        The aggregate estimated fair value of options for which the satisfaction of the related-performance conditions have not been deemed probable was $546,951 as of December 31, 2015.

Restricted Stock Units

        During 2013, the Company awarded a performance-based RSU covering 391,304 shares of common stock from the 2013 Plan. An RSU award entitles the holder to receive shares of the Company's common stock as the award vests. Vesting of the performance-based RSU was contingent upon the achievement of pre-determined performance-based milestones, as determined by the Company's board of directors or its compensation committee. The grant-date fair value of the RSU was $3.68 per share and was based on the fair market value of the Company's common stock on the date of grant.

        During the year ended December 31, 2014, it was determined that the performance-based milestones on the RSU award were met and the award was fully vested. Accordingly, the Company recorded $1,440,000 in stock-based compensation which was recorded in general and administrative operating expense in the statements of operations in 2014.

        Under settlement procedures applicable to the performance-based RSU, which was held by the Company's chief executive officer, the Company was required to deliver the underlying 391,304 shares on March 13, 2015. On the settlement date, the Company net settled the award by delivering approximately 220,148 shares of its common stock to its chief executive officer and withholding approximately 171,156 shares of common stock to satisfy income taxes at the applicable minimum statutory rate. In connection with the net settlement, the Company remitted the $1,910,101 tax liability on behalf of its chief executive officer to the relevant tax authorities in cash.

11. Employee Benefit Plans

        In July 2014, the Company established an Employee Stock Purchase Plan (the "Purchase Plan"). Under the Company's Purchase Plan, eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the administrator. The Purchase Plan is administered by the compensation committee of the Company's board of directors. Under the Purchase Plan, eligible employees may purchase stock at 85% of the lower of the fair market value of a share of the Company's common stock on the first day of an offering period or on the purchase date. Eligible employees may contribute up to 15% of their eligible compensation. A participant may

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

11. Employee Benefit Plans (Continued)

purchase a maximum of 2,100 shares of common stock per purchase period. Under the Purchase Plan, a participant may not accrue rights to purchase more than $25,000 worth of the Company's common stock for each calendar year in which such right is outstanding

        As of the Company's first business day of each fiscal year, the aggregate number of shares that may be issued under the Purchase Plan shall automatically increase by a number equal to the least of (i) 1% of the total number of shares of the Company's common stock actually issued and outstanding on the last business day of the prior fiscal year (excluding any rights to purchase shares of the Company's common stock that may be outstanding, such as options or warrants), (ii) 356,500 shares of the Company's common stock, or (iii) a number of shares of the Company's common stock determined by the Company's board of directors. The Company's board of directors determined not to increase the shares under the Purchase Plan in 2016.

        During the year ended December 31, 2015, 22,723 common shares were issued under the Purchase Plan at an average purchase price of $10.10 per share. The total cash received from common shares issued through the Purchase Plan was $229,502 for the year ended December 31, 2015. In accordance with the guidance in ASC 718-50, the ability to purchase shares of the Company's common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the Purchase Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation cost is determined based on the option's grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $190,552 during the year ended December 31, 2015.

12. Collaborative Research Agreements

Boehringer Ingelheim

11b HSD1 Inhibitors

        In October 2007, the Company entered into the 11b Agreement with BI pursuant to which BI is responsible for the development and commercialization of 11b HSD1 inhibitors for certain indications, including type 2 diabetes.

        The funded research period under the 11b Agreement for which the Company was required to provide research services ended in December 2009. During the year ended December 31, 2014, the Company recognized $6,000,000 in collaborative revenues from the receipt of a $6.0 million milestone payment from BI as a result of the first patient having been dosed in the Phase 2 clinical trial which commenced in July 2014. The Company has earned $43 million in development milestones since the inception of the 11b Agreement.

        The Company has the right, subject to the approval of the joint steering committee established pursuant to the 11b Agreement, to develop and commercialize certain 11b HSD1 inhibitors for indications other than those considered part of metabolic syndrome or reduction of cardiovascular events. In December 2015, BI notified the Company that it was terminating the 11b Agreement effective as of March 9, 2016.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

12. Collaborative Research Agreements (Continued)

Beta-site Amyloid Precursor Protein-cleaving Enzyme 1 (BACE) Inhibitors

        In June 2009, the Company entered into a Research Collaboration and License Agreement (the "BACE Agreement") with BI pursuant to which BI is responsible for the development and commercialization of BACE inhibitors for the treatment of Alzheimer's disease and other forms of dementia.

        Under the BACE Agreement, the Company was obligated to provide 12 full-time-equivalent employees ("FTE's") per month for a period of 36 months to provide research services. Under the terms of the BACE Agreement, the Company received an upfront, license fee of $15 million. This payment was initially recorded to deferred revenue. In addition, under the BACE Agreement, BI was required to make payments for each quarter during the 36-month funded research period of $1,020,000 for a total of $12,240,000. The license fee and the research collaboration fee were being recognized as revenue over the 36-month funded research period commencing June 2009 and continuing through June 2012, which was determined to be the Company's period of substantial involvement under the BACE Agreement. In April 2012, the initial research term was extended for an additional year through June 2013 and BI paid the Company an additional $2,960,000 for the research contributions over the 12 month extension period ($740,000 per quarter). During the extension period the Company was obligated to provide eight FTE's per month. The additional payment of $2,960,000 was recognized ratably over the extension period through June 2013. The revenue recognition period for the nonrefundable license fee was also extended on a prospective basis through June 2013.

        In December 2012, the Company amended the BACE Agreement to expand the core indication definition to include certain other indications, including diabetes and metabolic syndrome. Under the terms of the amendment, Vitae received an upfront fee of $4 million. In accordance with the amendment, the Company was obligated to provide 12 months of research services commencing June 2013 with such services to be completed no later than June 30, 2014. Revenue relating to the upfront payment was recognized over the period in which future research contributions were delivered through June 30, 2014 including $2.0 million that was recognized in the years ended December 31, 2014 and 2013, respectively.

        For the year ended December 31, 2013, the Company earned $18 million for the achievement of substantive development milestones. The Company earned $29 million in development milestones since the inception of the BACE Agreement. On July 23, 2015, BI notified the Company that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons. In connection with the termination of the BACE Agreement, the Company received the rights to the BACE program, including VTP-36951, which includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer's, diabetes and the other indications covered by the BACE Agreement. Under the BACE Agreement, no material payments were required to be made by or to the Company in connection with the termination of the agreement.

13. Income Taxes

        Since its inception, the Company has never recorded a provision or benefit for federal or state income taxes.

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

13. Income Taxes (Continued)

        The Company sold $277,206, $45,678 and $91,729 of Pennsylvania research and development tax credits and recorded net proceeds of $260,574, $42,024 and $84,391 in other income in the statements of operations during the years ended December 31, 2015, 2014 and 2013, respectively.

        As of December 31, 2015 and 2014, the Company has recognized a valuation allowance to the full extent of its deferred tax assets, as the likelihood of realization of the benefit cannot be determined. For the years ended December 31, 2015 and 2014, the Company increased the valuation allowance by $17,102,000 and $8,431,000, respectively. The Company believes that any of its uncertain tax positions would not result in adjustments to its effective income tax rate because likely corresponding adjustments to deferred tax assets would be offset by adjustments to recorded valuation allowances. The Company files U.S. federal and state income tax returns, which are generally subject to tax examinations for the tax years ended December 31, 2012 through December 31, 2015. To the extent the Company utilizes NOL or tax credit attribute carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities of the future period tax return in which the attribute is utilized.

        The Company has analyzed tax positions in all jurisdictions where it is required to file an income tax return and has concluded that the Company does not have any material unrecognized tax benefits or interest and penalties thereon as of December 31, 2015 and 2014.

        The reconciliation of the income tax benefit computed at statutory rates to the Company's recorded tax (benefit) expense was as follows:

	Year Ended December 31,
	2015	2014	2013
Federal income tax (benefit), statutory rates	$(15,393,934)	$(6,686,192)	$406,664
State income tax, net of federal benefit	(2,418,944)	(1,025,637)	109,786
Research and development tax credits	(1,643,514)	(902,502)	(1,140,768)
Other	2,354,064	183,625	185,519

Income tax benefit	(17,102,328)	(8,430,706)	(438,799)
Valuation allowance	17,102,328	8,430,706	438,799

Income tax benefit	$—	$—	$—

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

13. Income Taxes (Continued)

        The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2015	2014
Long-term deferred tax assets:
Net operating loss carryforwards (federal and state)	$34,234,025	$34,743,789
Research and development tax credits	7,832,092	6,188,578
Property and equipment	933,482	965,462
Other accruals	1,222,125	1,378,237
Impairment of cost method investments	—	1,499,352
Capitalized research	30,840,883	13,188,718

Total gross long-term deferred tax assets	75,062,607	57,964,136
Less valuation allowance	(75,062,607)	(57,964,136)

	$—	$—

        At December 31, 2015, the Company had net operating loss carryforwards of approximately $87,299,000 and $84,487,000 to offset future federal and state taxable income, respectively. Federal and state net operating loss carryforwards available to offset future taxable income will expire beginning in the year 2024 and through the year 2035. For state income tax purposes, the Pennsylvania taxing authority limits the amount of NOL carryforwards which can be used to offset Pennsylvania taxable income, based on the greater of $5.0 million or 30% of Pennsylvania taxable income before the NOL deduction. At December 31, 2015 and 2014, the Company had deferred tax assets of approximately $75,063,000 and $57,964,000, respectively, primarily arising from the carryforward of the net operating losses, research and development tax credits and deferred capitalized research expenses. The Company has research and development ("R&D") and investment tax credit carryforwards of approximately $7,732,000 and $100,000 to offset future federal and Pennsylvania state income taxes, respectively. The federal investment tax credits will expire beginning in the year 2021 through the year 2035. The state R&D tax credits will expire beginning in the year 2028 through the year 2029.

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

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

14. Related Party Transactions

        A member of the Company's board of directors is a partner/founder of a law firm that provided various legal services to the Company. The Company incurred costs payable to this law firm totaling $444,000, $1,262,000 and $267,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

        Additionally, $27,000 and $129,000 was due to the related party as of December 31, 2015 and 2014, respectively.

        BI, the Company's collaborative research partner (Note 12), is an affiliate of a stockholder in the Company.

15. Commitments and Contingencies

        The Company leases office space pursuant to a noncancelable operating lease that will expire in January 2018. The Company has the right to extend the lease for one additional period of five years at fixed escalation amounts. In addition, the Company leases certain office equipment under operating leases. Rental expense under these leases was approximately $778,000, $779,000 and $781,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The following is a schedule by year of future minimum rental payments required under the noncancelable leases as of December 31, 2015:

2016	$806,227
2017	821,622
2018	68,581

Total minimum future rental payments	$1,696,430

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

Vitae Pharmaceuticals, Inc.

Notes to the Financial Statements (Continued)

For the Years Ended December 31, 2015, 2014 and 2013

17. Interim Financial Information (Unaudited)

(in thousands, except for share data)

	Fiscal 2015 Quarter Ended
	March 31	June 30	September 30	December 31
Collaborative revenues	$150	$162	$176	$92
Net loss	(9,707)	(9,761)	(13,066)	(11,449)
Basic and diluted net loss per share	(0.47)	(0.45)	(0.60)	(0.52)
Shares used in computation of basic and diluted net loss per share	20,826,647	21,837,676	21,853,530	21,942,901

	Fiscal 2014 Quarter Ended
	March 31	June 30	September 30	December 31
Collaborative revenues	$1,173	$1,156	$6,178	$162
Net loss	(4,889)	(5,130)	(1,809)	(7,275)
Basic and diluted net loss per share(1)	(8.24)	(8.50)	(1.06)	(0.40)
Shares used in computation of basic and diluted net loss per share	593,206	603,868	1,711,969	18,113,997

EXHIBIT INDEX

Exhibit Number		Description
3.2	(8)	Form of Restated Certificate of Incorporation of the Registrant.

3.4	(1)	Form Amended and Restated Bylaws of the Registrant.

4.1	(4)	Form of Common Stock certificate.

4.2	(1)	Amended and Restated Investors' Rights Agreement.

10.1	(1)	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.2	†(2)	2001 Stock Plan and forms of agreements thereunder.

10.3	†(1)	2004 Stock Plan and forms of agreements thereunder.

10.4	†(1)	2013 Stock Plan and forms of agreements thereunder.

10.5	†(7)	2014 Equity Incentive Plan and forms of agreements thereunder.

10.6	#(6)	Research Collaboration and License Agreement, dated October 2, 2007, by and between Boehringer Ingelheim International GMBH and the Registrant.

10.7	(3)	Amendment No. 1 to the Research Collaboration and License Agreement, dated October 8, 2007, by and between Boehringer Ingelheim International GMBH and the Registrant.

10.8	#(6)	Amendment No. 2 to the Research Collaboration and License Agreement, dated February 24, 2012, by and between Boehringer Ingelheim International GMBH and the Registrant.

10.9	(3)	Amendment No. 3 to the Research Collaboration and License Agreement, dated February 5, 2014, by and between Boehringer Ingelheim International GMBH and the Registrant.

10.10	#(6)	BACE Research Collaboration and License Agreement, dated June 4, 2009, by and between Boehringer Ingelheim International GMBH and the Registrant.

10.11	#(3)	Amendment No. 1 to the BACE Research Collaboration and License Agreement, dated June 15, 2011, by and between Boehringer Ingelheim International GMBH and the Registrant.

10.12	#(5)	Amendment No. 2 to the BACE Research Collaboration and License Agreement, dated December 21, 2012 by and between Boehringer Ingelheim International GMBH and the Registrant.

10.13	#(3)	Amendment No. 3 to the BACE Research Collaboration and License Agreement, dated December 6, 2013, by and between Boehringer Ingelheim International GMBH and the Registrant.

10.14	†(1)	Offer Letter, dated February 25, 2004, between Jeffrey Hatfield and the Registrant.

10.15	†(1)	Amendment to Offer Letter, dated July 21, 2008, between Jeffrey Hatfield and the Registrant.

10.16	†(1)	Amendment to Offer Letter, dated September 4, 2013, between Jeffrey Hatfield and the Registrant.

10.17	†(1)	Offer Letter, dated January 28, 2008, between Richard E. Gregg, MD and the Registrant.

10.18	†(1)	Amendment to Offer Letter, dated July 21, 2008, between Richard E. Gregg, MD and the Registrant.

10.21	†(1)	Offer Letter, dated May 7, 2014, between Arthur Fratamico and the Registrant.

Exhibit Number		Description
10.22	†(1)	Offer Letter, dated May 15, 2014, between Richard Morris and the Registrant.

10.23	†(1)	Offer Letter, dated April 3, 2006, between Donald Hayden, Jr. and the Registrant.

10.24	(2)	Loan and Security Agreement, dated December 22, 2011, between Oxford Finance LLC, Silicon Valley Bank and the Registrant.

10.25	(1)	Warrant to Purchase Stock, issued December 22, 2011, for Silicon Valley Bank.

10.26	(1)	Warrant to Purchase Stock, issued December 22, 2011, for Oxford Finance LLC.

10.27	(1)	Warrant to Purchase Stock, issued December 22, 2011, for Oxford Finance LLC.

10.28	(1)	Agreement of Lease between the Registrant and 502 WOC Properties, LP and Memorandum of Lease, dated July 11, 2002, as amended on September 17, 2003.

10.29	(4)	2014 Employee Stock Purchase Plan.

10.30	(4)	Management Cash Incentive Plan.

10.31	(4)	Non-employee Director Compensation Program.

23.1	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following financial information from this Annual Report on Form 10-K, formatted in XBRL: (i) Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2015, 2014 and 2013, (iii) Statement of Convertible Preferred Stock and Stockholders' Equity (Deficit) for each of the years ended December 31, 2015, 2014 and 2013, (iv) Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) Notes to Financial Statements, tagged as blocks of text and in detail.

†
Compensation arrangement

#
Confidential treatment has been granted with respect to certain provisions of this exhibit.

*
Filed herewith

**
Furnished herewith

(1)
Incorporated by reference to the same numbered exhibit to the Registrant's Registration Statement on Form S-1 (SEC File No. 333- 198090) filed on August 12, 2014.

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

(7)
Incorporated by reference to the same numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed on March 31, 2015.

(8)
Incorporated by reference to exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on September 29, 2014.