Form 10-Q
period 2016-03-31
Vitae Pharmaceuticals, Inc
filed 2016-05-10
CIK 1157602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 4, 2016, there were 28,841,067 outstanding shares of the registrant’s common stock, $.0001 par value per share.

VITAE PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect,” “could,” “plan,” “potential,” “predict,” “seek,” “should,” “would” or the negative version of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other important factors, including those described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on March 4, 2016. In light of these risks, uncertainties, assumptions and other factors, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward- looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

•                  the timing of enrollment, commencement and completion of our clinical trials;

•                  the timing and success of preclinical studies and clinical trials conducted by us and our future development partners, if any;

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

•                  our expectations regarding competition or our market position with respect to competitors;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Vitae Pharmaceuticals, Inc.

Balance Sheets

	As of
	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,351,095	$11,773,692
Marketable securities, available-for-sale	28,120,433	47,596,144
Prepaid expenses and other current assets	1,186,873	1,767,167
Total current assets	87,658,401	61,137,003
Cash—restricted	200,000	200,000
Property and equipment, net	469,896	509,340
Total assets	$88,328,297	$61,846,343
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,289,004	$2,991,186
Accrued expenses	3,513,770	4,338,568
Total current liabilities	5,802,774	7,329,754
Deferred rent and lease incentives	38,603	48,839
Total liabilities	5,841,377	7,378,593
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized at March 31, 2016 and December 31, 2015, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at March 31, 2016 and December 31, 2015, 28,804,682 and 22,066,224 shares issued and 28,804,471 and 22,066,013 shares outstanding at March 31, 2016 and December 31, 2015, respectively	2,881	2,207
Additional paid in capital	266,450,867	228,460,955
Treasury stock	(2,324)	(2,324)
Accumulated other comprehensive income (loss)	6,796	(29,515)
Accumulated deficit	(183,971,300)	(173,963,573)
Total stockholders’ equity	82,486,920	54,467,750
Total liabilities and stockholders’ equity	$88,328,297	$61,846,343

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2016	2015
Collaborative revenues	$51,353	$150,239
Operating expenses:
Research and development	7,636,295	7,505,916
General and administrative	2,497,322	2,111,056
Total operating expenses	10,133,617	9,616,972
Loss from operations	(10,082,264)	(9,466,733)
Other income (expenses):
Interest income	74,537	74,193
Interest expense	—	(107,864)
Loss on debt extinguishment	—	(206,678)
Total other income (expenses)	74,537	(240,349)
Net loss	$(10,007,727)	$(9,707,082)
Per share information:
Net loss per common share:
Basic	$(0.44)	$(0.47)
Diluted	$(0.44)	$(0.47)

Weighted-average number of common shares:
Basic	22,543,505	20,826,647
Diluted	22,543,505	20,826,647

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(10,007,727)	$(9,707,082)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	36,311	10,401
Comprehensive loss	$(9,971,416)	$(9,696,681)

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(10,007,727)	(9,707,082)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	56,656	49,422
Stock-based compensation expense	738,884	329,638
Deferred rent and lease incentives	(6,228)	(2,299)
Amortization of deferred financing fees	—	35,821
Noncash portion of loss on early extinguishment of debt	—	122,225
Changes in assets and liabilities:
Prepaid expenses and other current assets	580,293	(137,514)
Accounts payable and accrued expenses	(1,900,275)	1,652,796
Interest payable	—	(278,620)
Net cash used in operating activities	(10,538,397)	(7,935,613)
Investing activities:
Purchases of property and equipment	(22,326)	(63,006)
Purchases of investments	(4,641,978)	(49,878,516)
Sales of investments	24,154,000	9,500,000
Net cash provided by (used in) investing activities	19,489,696	(40,441,522)
Financing activities:
Principal payments under debt facilities	—	(4,935,260)
Payment of offering costs	(191,123)	(574,204)
Settlement of restricted stock	—	(1,910,101)
Proceeds from the issuance of common stock, net of repurchases	37,817,227	38,782,673
Net cash provided by financing activities	37,626,104	31,363,108
Net increase (decrease) in cash and cash equivalents	46,577,403	(17,014,027)
Cash and cash equivalents at beginning of period	11,773,692	29,494,755
Cash and cash equivalents at end of period	$58,351,095	$12,480,728
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$395,346

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

The Company’s most advanced, wholly-owned product candidate is VTP-43742, a first in class oral small molecule, which is being developed for the treatment of psoriasis as well as multiple autoimmune disorders, and for which the Company announced positive top-line clinical and biomarker results from its Phase 2a proof-of-concept trial in March 2016. The Company’s other wholly-owned product candidate is VTP-38543 for the treatment of atopic dermatitis, which is in Phase 2a clinical development. The Company intends to advance and retain rights to these and other programs and product candidates that the Company believes it can develop and commercialize, and to strategically partner where doing so can accelerate the program and generate non-dilutive capital for Vitae.

The Company also has a product candidate, VTP-36951, in pre-clinical development for the treatment and prevention of Alzheimer’s disease, or Alzheimer’s. VTP-36951 was being developed exclusively by Boehringer Ingelheim GmbH (“BI”) as BI 1147560 pursuant to a Research Collaboration and License Agreement with BI that was entered into in June 2009 (the “BACE Agreement”). In July 2015, BI notified the Company that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons. In connection with the termination of the BACE Agreement, the Company received the rights to the BACE program, including VTP-36951, which includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement. The Company continues to assess the BACE program to determine appropriate next steps.

The Company was also developing BI187004/VTP-34072 (“BI187004”), which was in a Phase 2 clinical trial for the treatment of type 2 diabetes, and was being developed under a Research Collaboration and License Agreement with BI that was entered into in October 2007 (the “11β Agreement”). In December 2015, the Company announced that BI187004 did not achieve the predefined primary efficacy endpoint criteria of the trial. As a result, BI informed the Company of its intention to terminate the program and the 11β Agreement effective as of March 9, 2016. The Company has no current plans to continue the program independently, but will continue to assess options.

The collaborations with BI, including the BACE Agreement, have provided the Company with an aggregate of $158 million in funding as of March 31, 2016, including $30 million from sales of the Company’s equity securities and $128 million in upfront license fees, research funding and success-based milestones.

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

As of March 31, 2016, the Company had cash, cash equivalents and marketable securities of approximately $86.5 million, including approximately $36.9 million raised by the Company, after deducting underwriting discounts and commissions and other offering expenses, through the issuance and sale of 6,648,333 shares of common stock in a public offering completed in March 2016. Based on the Company’s current operating plan, which as of now does not include any expenses relating to further development of the BACE program, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements into the second half of 2018, which is expected to be approximately 12 months after our currently planned announcement of top line data from the 16 week Phase 2 clinical trial for VTP-43742 in psoriasis patients. The Company intends to assess the BACE program and revise its operating plan accordingly after determining the appropriate next steps. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities and further potential development of the BACE program. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other life sciences companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. The interim unaudited financial statements have been prepared on the same basis as the financial statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report on Form 10-K”). In the opinion of management, the accompanying financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2016 and the results of its operations, comprehensive loss and cash flows for the three months ended March 31, 2016 and 2015. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.  The information contained in the accompanying financial statements and the notes thereto should be read in conjunction with the financial statements and notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2016.

Fair Value of Financial Instruments

At March 31, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, restricted cash, marketable securities, accounts payable, and accrued expenses. The carrying amounts reported in the Company’s financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. The Company’s short- and long-term marketable securities are carried at fair value based on quoted market prices and other observable inputs. The Company determines the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per common share is computed by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stock, the dilutive effects of stock options, restricted stock units, and warrants. Potential dilutive shares consist of incremental common stock issuable upon the exercise of stock options and warrants. Basic and dilutive computations are the same in periods with net losses attributable to common stockholders as the dilutive effects of stock options, restricted stock units and warrants would be antidilutive.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. The Company is evaluating ASU 2014-09 and has not yet determined what, if any, effect ASU 2014-09 will have on its results of operations or financial condition.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The adoption of this update is not expected to have a material effect on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. ASU 2016-02 is effective beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has not yet determined what the effects of adopting this ASU will be on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company has not yet determined what the effects of adopting this ASU will be on its financial statements.

3. Net (Loss) Income Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Basic and diluted net loss per common share calculation:
Net loss	$(10,007,727)	$(9,707,082)
Less: Undistributed earnings allocated to participating securities	—	—
Net loss attributable to common stockholders	$(10,007,727)	$(9,707,082)
Weighted-average number of common shares:
Basic and diluted	22,543,505	20,826,647
Net loss per common share:
Basic and diluted	$(0.44)	$(0.47)

The following outstanding securities at March 31, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as their effects on net loss per share would have been anti-dilutive:

	March 31,
	2016	2015
Stock options	2,043,945	1,758,205
Employee stock purchase plan	57,406	7,865
Warrants	45,468	45,468
Total	2,146,819	1,811,538

4. Accrued Expenses

At March 31, 2016 and December 31, 2015, accrued expenses consisted of the following:

	March 31,	December 31,
	2016	2015
Payroll and related costs	$717,265	$1,926,213
Research and development related costs	2,252,477	1,914,336
Legal and accounting related costs	177,711	256,708
Offering costs	172,158	—
Other	194,159	241,311
Total	$3,513,770	$4,338,568

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

The Company’s Level 1 assets included money market funds and certificates of deposit (“CD”). Level 2 assets included U.S. government agency securities and corporate debt securities. The following fair value hierarchy tables present information about each major category of financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements as of March 31, 2016 Using
	Level 1	Level 2	Level 3	Balance as of March 31, 2016
Assets
Money market funds	$20,985,379	$—	$—	$20,985,379
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	28,120,433	—	28,120,433
Total assets	$21,185,379	$28,120,433	$—	$49,305,812

	Fair Value Measurements as of December 31, 2015 Using
	Level 1	Level 2	Level 3	Balance as of December 31, 2015
Assets
Money market funds	$7,925,684	$—	$—	$7,925,684
Other cash equivalents	—	2,752,930	—	2,752,930
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	47,596,144	—	47,596,144
Total assets	$8,125,684	$50,349,074	$—	$58,474,758

6. Investments

Marketable Securities

Marketable securities consisted of the following as of March 31, 2016 and December 31, 2015:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
Corporate notes and bonds	$28,113,637	$9,377	$(2,581)	$28,120,433
Total marketable securities	$28,113,637	$9,377	$(2,581)	$28,120,433
December 31, 2015
Corporate notes and bonds	$47,625,609	$2,591	$(32,056)	$47,596,144
Total marketable securities	$47,625,609	$2,591	$(32,056)	$47,596,144

As of March 31, 2016, the Company’s marketable securities had maturities that were less than one year.

7. Debt Extinguishment

On February 27, 2015, the Company repaid the outstanding balance due under a credit facility with Silicon Valley Bank and Oxford Finance LLC. The total payoff was $4,342,855, which included prepayment and other additional fees of $84,453. The Company had $20,852 of deferred financing fees and $101,373 of unamortized debt discount as of the payoff date. The debt repayment was accounted for as an extinguishment as per ASC 470-50, Debt: Modifications and Extinguishments, and a loss on extinguishment of debt totaling $206,678 was recorded in the three months ended March 31, 2015, consisting of the unamortized deferred financing, unamortized debt discount and prepayment and other additional fees.

8. Stockholders’ Equity

Common Stock

On March 24, 2016, the Company issued and sold a total of 5,833,333 shares of its common stock at $6.00 per share in an underwritten public offering, for gross proceeds of $35.0 million. On March 31, 2016, the underwriters of the Company’s public offering exercised their option to purchase additional shares and the Company issued and sold an additional 815,000 shares of common stock at $6.00 per share for aggregate gross proceeds of $4.9 million. Net proceeds from the offering, including the sale of the additional shares, was approximately $36.9 million, after deducting underwriting discounts and commissions and other offering expenses.

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

Preferred Stock

As of March 31, 2016, the Company had authorized 15,000,000 shares of preferred stock at $0.0001 par value. There were no shares of preferred stock issued or outstanding as of March 31, 2016.

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

Warrants

As of March 31, 2016, the Company had warrants outstanding for the purchase of 45,468 shares of common stock at exercise prices ranging from $20.70 to $27.60. The following table summarizes the warrants outstanding and exercisable as of March 31, 2016:

Warrants to Purchase	Shares	Exercise Price	Expiration Date
Common stock	1,449	$20.70	07/12/2016
Common stock	14,130	$27.60	08/28/2018
Common stock	29,889	$27.60	12/21/2021

Shares Reserved for Future Issuance

At March 31, 2016, the Company has reserved the following shares of common stock for issuance:

Common stock options outstanding	2,043,945
Shares available for future grant under employee compensation plans	2,640,660
Shares available through employee stock purchase plan	407,546
Warrants	45,468
5,137,619

9. Employee Compensation Plans

In July 2014, the Company’s Board of Directors approved the 2014 Stock Plan (the “2014 Plan”) and reserved to be authorized for issuance under the 2014 Plan the sum of (1) 1,782,500 shares of the Company’s common stock, (2) the number of shares of the Company’s common stock reserved under the Predecessor Plans (as defined below) that are not issued or subject to outstanding awards under the Predecessor Plans as of the closing of the Company’s initial public offering on September 24, 2014 (IPO) and (3) any shares of the Company’s common stock which are subject to outstanding options under the Predecessor Plans as of the closing of the Company’s IPO that subsequently expire or lapse unexercised or are subsequently forfeited to or repurchased by the Company, provided that the shares reserved under clauses (2) and (3) above shall include no more than 1,070,687 shares of the Company’s common stock. As of March 31, 2016, there are 2,640,660 shares available for grant without restriction.

Under the 2014 Plan, options to purchase common stock, restricted stock and restricted stock units may be granted to the Company’s employees, nonemployee directors, and consultants providing services to the Company. The aggregate number of shares of the Company’s common stock reserved for issuance under the 2014 Plan shall automatically be increased on the first business day of each of the Company’s fiscal years by a number equal to the smallest of (i) 4% of the total number of shares of the Company’s common stock actually issued and outstanding on the last business day of the prior fiscal year (excluding any rights to purchase shares of the Company’s common stock that may be outstanding, such as options or warrants), (ii) 1,426,000 shares of the Company’s common stock or (iii) a number of shares of Common Stock determined by the Company’s board of directors. As of January 1, 2016, the number of shares of common stock that may be issued under the 2014 Plan was automatically increased by 882,640 shares, increasing the number of shares of common stock available for issuance under the 2014 Plan to 3,756,092 shares.

The Company has three additional share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) the 2001 Stock Plan (the “2001 Plan”); (ii) the 2004 Stock Plan (the “2004 Plan”); and the 2013 Stock Plan (the “2013 Plan”, and collectively with the 2001 Plan and the 2004 Plan, the “Predecessor Plans”).

The cost of stock-based compensation awards are determined based on the grant-date fair value, net of the effects of estimated forfeitures of the awards, and is recognized into expense over the award’s service period. Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was recognized as follows:

	Three Months Ended March 31,
	2016	2015
Research and development	$339,998	$137,758
General and administrative	398,886	191,880
Total stock-based compensation	$738,884	$329,638

	Three Months Ended March 31,
	2016	2015
Stock options	$626,159	$295,094
Employee stock purchase plan	112,725	34,544
Total stock-based compensation	$738,884	$329,638

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

The following table summarizes stock option activity under the Plans from January 1, 2016 through March 31, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	1,865,316	$8.1159
Granted	271,625	$8.5800
Exercised	(90,125)	$3.5576
Expired	—	$—
Forfeited	(2,871)	$11.3092
Outstanding, March 31, 2016	2,043,945	$8.3741	7.38	$1,343,136
Exercisable, March 31, 2016	813,530	$6.6484	5.32	$1,103,351
Vested and Expected to Vest, March 31, 2016	2,002,035	$8.3412

The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $308,985 and $1,578,961, respectively.

The Company granted 303,559 performance-based stock options to employees in March 2011. These performance options have a 10-year life and exercise prices equal to the fair value of the Company’s stock at the grant date. Vesting of no more than 60% of these performance options is dependent on (i) meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. Vesting of no more than 40% of these performance options is dependent on (i) meeting certain performance conditions, which relate to a deemed liquidation of the Company, an IPO or consummation of a strategic transaction, which were established by the Company’s board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. The Company’s board of directors determines if the performance conditions have been met. Stock-based compensation expense for these options is recorded when management estimates that the vesting of these options is probable based on the status of the Company’s research and development programs and other relevant factors and stock-based compensation expense was recorded ratably over the service period associated with the performance condition. As of March 31, 2016, a total of 165,934 performance-based stock options had been deemed probable. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period.

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

The fair values of stock options granted during the three months ended March 31, 2015 and 2016 were calculated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Weighted-average risk-free interest rate	1.39%	1.71%
Expected term of options (in years)	6.25	6.25
Expected stock price volatility	73.00%	81.00%
Expected dividend yield	0%	0%

The weighted average fair value of options granted during the three months ended March 31, 2016 and 2015 was $5.61 and $10.05 per share, respectively. The fair values of stock options granted were calculated using the following weighted-average assumptions:

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

The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2016 and 2015 was $320,628 and $190,973, respectively.

As of March 31, 2016, excluding performance-based stock options that have not been deemed probable, the aggregate unrecognized stock-based compensation expense related to unvested options granted under the Stock Plans that were expected to vest was $6,622,738. That expense is expected to be recognized as follows:

Year ending December 31,
2016	$1,780,940
2017	2,210,134
2018	1,874,261
2019	710,548
2020	46,855
$6,622,738

The aggregate estimated fair value of options for which the satisfaction of the related-performance conditions have not been deemed probable is $546,951 as of March 31, 2016.

Restricted Stock Units (“RSU”)

Under settlement procedures applicable to a fully vested performance-based RSU, which was held by the Company’s chief executive officer, the Company was required to deliver the underlying common shares on March 13, 2015. On the settlement date, the Company net settled the award by delivering approximately 220,148 shares of its common stock to its chief executive officer and withholding approximately 171,156 shares of common stock to satisfy income taxes at the applicable minimum statutory rate. In connection with the net settlement, the Company remitted the $1,910,101 tax liability on behalf of its chief executive officer to the relevant tax authorities in cash.

Employee Stock Purchase Plan

In July 2014, the Company established an Employee Stock Purchase Plan (the “Purchase Plan”). Under the Company’s Purchase Plan, eligible employees can purchase common stock through accumulated payroll deductions at such times as are established by the administrator. The Purchase Plan is administered by the compensation committee of the Company’s board of directors. Under the Purchase Plan, eligible employees may purchase stock at 85% of the lower of the fair market value of a share of the Company’s common stock on the first day of an offering period or on the purchase date. Eligible employees may contribute up to 15% of their eligible compensation. A participant may purchase a maximum of 2,100 shares of common stock per purchase period. Under the Purchase Plan, a participant may not accrue rights to purchase more than $25,000 worth of the Company’s common stock for each calendar year in which such right is outstanding.

As of the Company’s first business day of each fiscal year, the aggregate number of shares that may be issued under the Purchase Plan shall automatically increase by a number equal to the least of (i) 1% of the total number of shares of the Company’s common stock actually issued and outstanding on the last business day of the prior fiscal year (excluding any rights to purchase shares of the Company’s common stock that may be outstanding, such as options or warrants), (ii) 356,500 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock determined by the Company’s board of directors. The Company’s board of directors determined not to increase the number of shares available for issuance under the Purchase Plan in 2016. As of March 31, 2016, 407,546 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the Purchase Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation cost is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $112,725 and $34,544 for the three months ended March 31, 2016 and 2015, respectively.

10. Collaborative Research Agreements

Boehringer Ingelheim

11β HSD1 Inhibitors

In October 2007, the Company entered into the 11β Agreement with BI pursuant to which BI was responsible for the development and commercialization of 11β HSD1 inhibitors for certain indications, including type 2 diabetes.

The Company has the right, subject to the approval of the joint steering committee established pursuant to the 11β Agreement, to develop and commercialize certain 11β HSD1 inhibitors for indications other than those considered part of metabolic syndrome or reduction of cardiovascular events. In December 2015, BI notified the Company that it was terminating the 11β Agreement effective as of March 9, 2016. Under the 11β Agreement, no material payments were required to be made by or to the Company in connection with the termination of the agreement.

Beta-site Amyloid Precursor Protein-cleaving Enzyme 1 (BACE) Inhibitors

In June 2009, the Company entered into a Research Collaboration and License Agreement (the “BACE Agreement”) with BI pursuant to which BI was responsible for the development and commercialization of BACE inhibitors for the treatment of Alzheimer’s disease and other forms of dementia.

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

11. Income Taxes

For the three months ended March 31, 2016 and 2015, the Company did not record a current or deferred income tax expense or benefit. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2016 and December 31, 2015.

12. Related Party Transactions

A member of the Company’s Board is a partner/founder of a law firm that provided various legal services to the Company. The Company has incurred costs of $339,000 and $233,000 for the three months ended March 31, 2016 and 2015, respectively. Additionally, $250,000 and $27,000 was due to the related party as of March 31, 2016 and December 31, 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Risk Factors” and “Information Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Vitae Pharmaceuticals, Inc. (we, us, Vitae or the Company) is a clinical-stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases with significant unmet medical needs. We are developing a growing portfolio of novel product candidates internally generated by Contour®, our proprietary structure-based drug discovery platform. We intend to advance and retain rights to our current and future programs and product candidates that we believe we can develop and commercialize, and to strategically partner where doing so can accelerate the program and generate non-dilutive capital for Vitae. Our portfolio includes several product candidates in various phases of development:

•                  Our most advanced, wholly-owned product candidate is VTP-43742, a first in class oral small molecule, which is being developed for the treatment of psoriasis as well as multiple other autoimmune disorders. We plan to initiate a 16 week Phase 2 clinical trial in psoriasis patients in the fourth quarter of 2016 and continue to assess whether clinical trials in additional indications are appropriate for VTP 43742. In September 2015, we announced positive top-line results from a Phase 1 single ascending dose trial that assessed the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-43742 in healthy human volunteers over several dose levels. In November 2015, we announced positive top line results from a Phase 1 multiple ascending dose clinical trial of VTP-43742 designed to evaluate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of multiple ascending doses of VTP-43742 in healthy human volunteers over multiple dose levels. In March 2016, we announced positive top-line clinical and biomarker results from the Phase 2a proof-of-concept trial in patients with moderate to severe psoriasis, in which VTP-43742 was administered for four weeks. In the trial, clear signals of efficacy were observed, with patients in the 350 mg dose group achieving a 24 percent reduction in the placebo-adjusted Psoriasis Area Severity Index (PASI) score. In the 700 mg dose group, patients achieved a 30 percent placebo-adjusted PASI score reduction. For both doses, we observed clinically relevant and statistically significant reductions (p<0.015) relative to baseline values. Between weeks zero and two, there was a modest onset of PASI reduction, and for the last two weeks of the trial, and particularly between weeks three and four, there was an acceleration of the rate of reduction in PASI score in both the 350 mg and 700 mg dose groups, suggesting the potential for greater reductions in PASI scores with longer duration of treatment. Full efficacy in psoriasis is not generally seen in other classes of drugs until at least 12 weeks of continuous therapy. We believe the PASI score reductions observed for VTP-43742 at four weeks and the acceleration of rate of PASI reduction between weeks three and four are consistent with the potential of VTP-43742 to achieve greater levels of efficacy with extended treatment. VTP-43742 was shown to be generally well tolerated at all dose levels tested, with no serious adverse events reported. No drug-related electrocardiogram (ECG) abnormalities were observed. In the 700 mg dose group, reversible transaminase elevations greater than three times the upper limits of normal were observed in two patients while being dosed, which did not trigger stopping rules of the trial, and two patients reached those levels after the four weeks of dosing completed. The transaminase levels fully reversed for all four of these patients and none of them experienced related elevations in bilirubin, had any other sign of serious liver damage or required any further action. Elevated transaminase levels were not previously observed in our preclinical or clinical trials. We are conducting further studies to investigate the mechanism of the transaminase elevations. Pharmacokinetics were consistent with once-a-day dosing.

•                  Our other wholly-owned product candidate is VTP-38543, a potential first in class topical LXRβ selective agonist, for the treatment of atopic dermatitis, which is in an on-going Phase 2a proof-of-concept clinical trial. Based on its mechanism, VTP-38543 is expected to improve barrier function and decrease inflammation, in this case in damaged skin tissue. VTP-38543 has been shown in preclinical studies to stimulate the development of terminally differentiated skin cells known as corneocytes as well as to increase the surrounding lamellar body lipids in the skin to improve its barrier function, while also decreasing skin inflammation. In a preclinical model of atopic dermatitis, topical VTP-38543 has demonstrated equal anti-inflammatory efficacy versus a high potency topical corticosteroid, the current standard of care. VTP-38543 is currently in a Phase 2a proof-of-concept clinical trial assessing the safety, tolerability and efficacy of VTP-38543 in patients with atopic dermatitis. We anticipate clinical trial results in the second half of 2016.

•                  We also have a product candidate, VTP-36951, for the treatment and prevention of Alzheimer’s disease (Alzheimer’s). VTP-36951 was being developed exclusively by BI as BI 1147560 pursuant to a research collaboration and license agreement with BI (the BACE Agreement). Effective as of October 21, 2015, the BACE Agreement was terminated by BI for strategic business reasons and we received the rights to develop and commercialize the terminated products in the BACE program, including VTP-36951. We continue to assess the BACE program to determine the appropriate next steps and expect to provide an update on our plans for the BACE program in the first half of 2016.

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

We were incorporated in May 2001 and commenced principal operations during 2002. Since that time, we have been principally engaged in the discovery and development of novel product candidates. Prior to our initial public offering (IPO) in September 2014, we had funded our operations principally with $132.7 million of capital in the form of license fees, milestone payments and research and development funding from our strategic partners and $120.1 million from the sale of convertible preferred stock, including $40.0 million of equity sales to our strategic partners, including BI. We have also funded our operations through credit facilities, equipment lease financings, federal grants and investment income. Through the issuance and sale of 7,906,250 shares of our common stock in our IPO, we raised $56.4 million, after deducting underwriting discounts and commissions and other offering expenses.

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

On March 24, 2016, we issued and sold a total of 5,833,333 shares of our common stock at $6.00 per share in an underwritten public offering, for gross proceeds of $35.0 million. On March 31, 2016, the underwriters of our public offering exercised their option to purchase additional shares and we issued and sold an additional 815,000 shares of common stock at $6.00 per share for aggregate gross proceeds of $4.9 million. Net proceeds from the offering, including the sale of the additional shares, was approximately $36.9 million, after deducting underwriting discounts and commissions and other offering expenses.

For the three months ended March 31, 2016 and 2015, we had net losses of $10.0 million and $9.7 million, respectively. As of March 31, 2016, we had an accumulated deficit of $184.0 million. We have devoted substantially all of our capital resources to the research and development of our product candidates. Since our inception in 2001, we have had no revenues from product sales. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical development and clinical trials, and to eventually seek regulatory approval and pursue commercialization. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public reporting company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

Based on our current business plan, which does not include any expenses relating to further development of the BACE program, we believe that our existing cash, cash equivalents and marketable securities of approximately $86.5 million as of March 31, 2016, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements into the second half of 2018, which is expected to be approximately 12 months after our currently planned announcement of top line data from the 16 week Phase 2 clinical trial for VTP-43742 in psoriasis patients. We intend to continue our assessment of the BACE program and revise our operating plan accordingly after determining the appropriate next steps. We will need to secure additional funding in the future in order to carry out all of our planned research and development activities. We will seek to fund our operations through the sale of equity, debt financings or other capital sources, including potential collaborations or partnerships with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Recent Highlights

Since December 31, 2015, we experienced the following:

Research and Development Activities:

•                  On March 3, 2016, we announced that the enrollment in our Phase 2a proof-of-concept trial in patients with moderate to severe psoriasis had closed enrollment at 34 psoriatic patients and believed that the totality of the data from the 34 psoriatic patients, including clinical efficacy and accelerated biomarker data, would be sufficient to determine next steps in the program.

•                  On March 16, 2016, we announced positive top-line clinical and biomarker results from the Phase 2a proof-of-concept trial in patients with moderate to severe psoriasis, in which VTP 43742 was administered for four weeks.

Financial Developments:

•                  Raised approximately $36.9 million, after deducting underwriting discounts and commissions and other offering expenses, through the issuance and sale of 6,648,333 shares of common stock;

•                  Reported net operating expenses of $10.1 million for the three months ended March 31, 2016, and cash, cash equivalents and marketable securities of $86.5 million as of March 31, 2016.

Product Portfolio

We have developed and utilized Contour, a computational structure-based drug discovery platform, to design and optimize compounds across a range of therapeutic targets and disease areas. The following table summarizes key information about our most advanced product candidates as of March 31, 2016:

PRODUCT CANDIDATE	INDICATION (TARGET)	WORLDWIDE COMMERCIAL RIGHTS	STAGE OF CLINICAL DEVELOPMENT AND ANTICIPATED MILESTONES
VTP-43742	Moderate to severe psoriasis as our lead indication with other autoimmune diseases under consideration (RORγt)	Vitae

•                  Positive Phase 1 single ascending dose (SAD) clinical trial results announced in September 2015

•                  Positive Phase 1 multiple ascending dose (MAD) clinical trial results announced in November 2015

•                  Positive top-line Phase 2a proof-of-concept results announced March 2016

•                  A 16 week Phase 2 clinical trial in psoriasis expected to begin in second half of 2016

VTP-38543	Mild to moderate Atopic dermatitis (LXRβ)	Vitae	• Phase 2a proof-of-concept trial initiated in December 2015 • Top-line Phase 2a efficacy proof-of-concept results expected in second half of 2016
VTP-36951	Alzheimer’s disease (BACE)	Vitae

•                  Effective October 21, 2015, BI terminated the BACE Agreement for strategic business reasons

•                  Vitae received rights to BACE program in fourth quarter of 2015, and is assessing program to determine next steps; plan to provide an update in first half of 2016

BI187004	Type 2 diabetes and metabolic syndrome (11β HSD1)	BI

•                  In December 2015, Vitae announced that BI187004 did not achieve the predefined primary efficacy endpoint criteria of the trial. As a result, BI notified Vitae of termination of the program and the 11β Agreement effective as of March 9, 2016. There are no current plans to continue the program independently.

VTP-43742 (RORγt)

We discovered and are developing VTP 43742, an orally active small molecule inhibitor of RORγt activity, which is wholly owned by us, for the treatment of a variety of autoimmune disorders. Autoimmune disorders comprise a large number of diseases in which the body mounts an inappropriate immunological response against normal human tissues. These disorders include: psoriasis, psoriatic arthritis, ankylosing spondylitis, inflammatory bowel disease and multiple sclerosis, as well as numerous orphan diseases. We commenced discovery efforts for this program in the fourth quarter of 2012 and selected VTP-43742 as a product candidate in the first quarter of 2014.

In June 2015, we initiated a Phase 1 single ascending dose clinical trial of VTP-43742. In September of 2015, we announced positive top-line results from this trial which assessed the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-43742 in 53 healthy human volunteers over several dose levels. VTP-43742 was safe and generally well tolerated at all dose levels across a broad dose range. No serious adverse events were reported and there were no drug-related clinical laboratory or ECG abnormalities. The plasma half-life of VTP-43742 was observed to be approximately 20-25 hours in this clinical trial, supporting the potential for effective once-a-day dosing in humans. In addition, VTP-43742 was evaluated in an ex vivo assay for its ability to inhibit the production of pro-inflammatory cytokine IL-17A in blood obtained from study subjects. Subjects receiving VTP-43742 showed a dose-dependent suppression of RORγt dependent IL-17A production by more than 90 percent, with the effect largely sustained over the full 24-hour measurement period.

In August 2015, we initiated a Phase 1 double-blind, placebo-controlled multiple ascending dose clinical trial of VTP-43742 designed to evaluate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of multiple ascending doses of VTP-43742 in 40 healthy human volunteers over multiple dose levels. In November 2015, we announced positive top line results from this trial. The observed half-life in plasma in this trial was consistent with once-a-day dosing.

In September 2015, we initiated a Phase 2a proof-of-concept study in patients with moderate to severe psoriasis to assess the safety, tolerability, pharmacokinetic, pharmacodynamic and clinical efficacy profile of multiple ascending doses of VTP-43742 in psoriatic patients in which patients were dosed for 28 days. In March 2016, we announced positive top-line clinical and biomarker results from the Phase 2a proof-of-concept trial in patients with moderate to severe psoriasis, in which VTP-43742 was administered once daily for four weeks. In the trial, clear signals of efficacy were observed, with patients in the 350 mg dose group achieving a 24 percent reduction in the placebo-adjusted PASI score. In the 700 mg dose group, patients achieved a 30 percent placebo-adjusted PASI score reduction. For both doses, we observed clinically relevant and statistically significant reductions (p<0.015) relative to baseline values. Between weeks zero and two, there was a modest onset of PASI reduction, and for the last two weeks of the trial, and particularly between weeks three and four, there was an acceleration of the rate of reduction in PASI score in both the 350 mg and 700 mg dose groups, suggesting the potential for greater reductions in PASI scores with longer duration of treatment. Full efficacy in psoriasis is not generally seen in other classes of drugs until at least 12 weeks of continuous therapy. We believe the PASI score reductions observed for VTP-43742 at four weeks and the acceleration of rate of PASI reduction between weeks three and four are consistent with the potential of VTP-43742 to achieve greater levels of efficacy with extended treatment. VTP-43742 was shown to be generally well tolerated at all dose levels tested, with no serious adverse events reported. No drug-related ECG abnormalities were observed. In the 700 mg dose group, reversible transaminase elevations greater than three times the upper limits of normal were observed in two patients while being dosed, which did not trigger any stopping rules of the trial, and two patients reached those levels after the four weeks of dosing completed. The transaminase levels fully reversed for all four of these patients and none of them experienced related elevations in bilirubin or had any other sign of liver damage or required any further action. Elevated transaminase levels were not previously observed in our preclinical or clinical trials. We are conducting further studies to investigate the mechanism of the transaminase elevations. Pharmacokinetics were consistent with once-a-day dosing.

Biomarker data were assessed in both the 350 mg and 700 mg dose groups.  Two common inflammatory cytokines found in psoriasis patients were assessed in the Phase 2a proof-of-concept trial, plasma IL-17A and IL-17F, as well as skin IL-17A and IL-17F.  Patients in the 350 mg dose group demonstrated a mean reduction of plasma IL-17A by 29% and IL-17F of 50%, respectively, from baseline.  Patients in the 700 mg dose group achieved a mean reduction of IL-17A and IL-17F of 50% and 75%, respectively, from baseline.  All plasma IL-17 A and IL-17F reductions were statistically significant. Skin IL-17A and IL-17F changes were also measured in both the 350 mg and 700 mg dose groups.  The skin IL-17A changes in both the 350 mg and 700 mg dose groups were mixed with no clear change. Changes in skin IL-17F were statistically significant for both dose groups: patients in the 350 mg dose group experienced a mean reduction of 63% and the patients in the 700 mg dose group experienced a 66% reduction, each compared to baseline.  The skin biomarker results are consistent with the results of systemic monoclonal antibodies targeting the TH17 pathway in patients with psoriasis.

We plan to initiate a 16 week Phase 2 clinical trial in psoriasis patients in the second half of 2016 and continue to assess whether clinical trials in additional indications are appropriate for VTP-43742.

We have selected moderate to severe psoriasis as the initial, lead indication for VTP-43742. It is our belief that of the diseases for which VTP-43742 may have utility, psoriasis represents the most attractive opportunity. Our decision is based on the clinical validation of the Th17 pathway by the IL-17 and IL-23 monoclonal antibodies, our belief in the probability of technical success, the unmet need requiring better oral therapies, the potential size of the market and the potential length of time to filing a New Drug Application (NDA) with the Food and Drug Administration (FDA) compared to the other indications we evaluated.

VTP-38543 (Liver X Receptor Beta (LXRβ) for Atopic Dermatitis)

We have discovered and are developing VTP 38543, an LXRβ selective agonist, as a topical agent for the treatment of mild to moderate atopic dermatitis. VTP-38543 has been shown in preclinical studies to stimulate mature skin cells to synthesize and secrete lipids to improve its barrier function, while also decreasing skin inflammation.  Based on its mechanism, VTP-38543 is expected to improve barrier function and decrease inflammation in damaged skin tissue.

Atopic dermatitis is a common inflammatory skin disease in children that also affects a large number of adults. The number of people in the United States with atopic dermatitis is estimated to be between 18 million and 25 million.  The most common serverity of atopic dermatitis is mild to moderate and estimated to comprise up to 90% of all atopic dermatitis patients. It is characterized by a loss of barrier function of the skin, as well as skin inflammation. Currently available topical therapies for the treatment of mild to moderate atopic dermatitis are anti-inflammatory agents which address skin inflammation and do not address the issue of barrier function.

We have selected VTP-38543 as a product candidate for atopic dermatitis. In December 2015, we initiated a four-week Phase 2a randomized, double-blind vehicle controlled multiple ascending dose, proof-of-concept trial in adult patients with mild to moderate atopic dermatitis. The clinical trial is evaluating three topical doses of VTP-38543 for safety, tolerability, efficacy, pharmacokinetic and pharmacodynamic profile in 100 patients. Three efficacy endpoints are being assessed in the clinical trial. The first efficacy endpoint being evaluated is Investigator’s Global Assessment (IGA), which is a five point scale measuring the change of the severity of the patient’s disease from baseline; The second efficacy endpoint being evaluated is Severity Scoring of Atopic Dermatitis (SCORAD), which evaluates five clinical characteristics to determine disease severity: erythema, edema/papulation, oozing/crusts, excoriation and lichenification. SCORAD also assesses subjective symptoms of pruritus and sleep loss with Visual Analogue Scales (VAS).  The third efficacy endpoint being evaluated is the Eczema Area and Severity Index (EASI), which assesses extent of disease at four body sites and measures four clinical signs: erythema, induration/papulation, excoriation and lichenification. Top-line results for our Phase 2a proof-of-concept clinical trial are expected in the second half of 2016. In addition to the clinical data, a number of biomarkers are being assessed which include gene expression change for proteins important for barrier function and pro-inflammatory cytokines from skin biopsies. Cell histology and immunohistochemistry change from biopsies are also being assessed.

VTP-36951 (B-site Amyloid Precursor Protein-Cleaving Enzyme (BACE) Inhibitors)

VTP-36951 was being developed for the treatment and prevention of Alzheimer’s exclusively by BI as BI 1147560 pursuant to the BACE Agreement. Under the terms of the BACE Agreement, BI was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program. On July 23, 2015, BI notified us that it was terminating the BACE Agreement for strategic business reasons effective as of October 21, 2015. In connection with the termination of the BACE Agreement, we received the rights to the BACE program, including VTP-36951, which includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement.

Prior to termination of the BACE Agreement, we were developing VTP-37948/BI 1181181 (BI1181181), in collaboration with BI for Alzheimer’s. However, in February of 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. BI had completed its analysis and concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI had decided to move forward with the development of VTP-36951, which was discovered as part of our BACE collaboration. BI had completed all GLP toxicology studies that are necessary prior to first in human trials. In April 2016, we entered into a letter agreement with BI for the purchase of certain physical materials by us from BI following termination of the BACE Agreement and pursuant to which we granted BI a non-exclusive royalty in the low single digits for the use of the rights obtained from BI in the field outlined in the BACE Agreement. We continue to assess the BACE program to determine the appropriate next steps and expect to provide an update on our plans for the program in the first half of 2016.

BI187004 (11β HSD1)

BI187004, our orally active 11β HSD1 inhibitor, was being developed in collaboration with BI for type 2 diabetes. Under the terms of the 11β Agreement with BI, BI was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the 11β HSD1 program. BI187004 was being evaluated in a Phase 2 clinical trial for the treatment of type 2 diabetes. In December 2015, we announced that BI187004 did not achieve the predefined primary efficacy endpoint criteria of the trial. As a result, BI informed us of its intention to terminate the program and the 11β Agreement effective as of March 9, 2016. We have no current plans to continue the program independently, but will continue to assess options.

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

Under the 11β Agreement, we have received an aggregate of $65.2 million in non-equity funding as of March 31, 2016, including upfront license fees, research funding and success-based milestone payments. Pursuant to the 11β Agreement, BI was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the 11β program, including BI187004. In December 2015, we announced that BI187004 did not achieve the predefined primary efficacy endpoint criteria of the trial. As a result, BI informed us of its intention to terminate the program and the 11β Agreement effective as of March 9, 2016. We have no current plans to continue the program independently, but will continue to assess options.

B-site Amyloid Precursor Protein-Cleaving Enzyme Inhibitors with BI

In June 2009, we entered into the BACE Agreement. Based upon discoveries we made using Contour, we and BI formed a worldwide strategic partnership granting BI exclusive rights to develop and commercialize BACE inhibitors for the treatment of certain indications, including Alzheimer’s. The inhibition of BACE, an enzyme involved in the formation of amyloid-β and amyloid-β plaques, which are insoluble aggregates made up of amyloid-β protein and which accumulate in the brains of patients with Alzheimer’s, offers the potential to slow or even halt disease progression. Under the terms of the BACE Agreement, BI was to lead development and commercialization of all products for Alzheimer’s to capitalize on its global marketing and sales expertise and was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program. On July 23, 2015, BI notified us that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons. In connection with the termination of the BACE Agreement, we received the rights to the BACE program, including VTP-36951, which is includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement.

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

Other Income

Other income primarily includes the impact of sales of Pennsylvania tax credits.

Interest Income, Interest Expense and Loss on Debt Extinguishment

Interest income consists of interest earned on our cash, cash equivalents and marketable securities. The primary objective of our investment policy is capital preservation.

Interest expense consists primarily of interest, amortization of debt discount, and amortization of deferred financing costs associated with any debt we owe.

Loss on debt extinguishment consists of prepayment and other additional fees and the write-offs of unamortized debt discount and unamortized deferred financing costs as of the date of a debt repayment.

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

The fair value of options granted were calculated using the following weighted-average assumptions in the Black-Scholes option pricing model for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Stock Options:
Weighted-average risk-free interest rate	1.39%	1.71%
Expected term of options (in years)	6.25	6.25
Expected stock price volatility	73.00%	81.00%
Expected dividend yield	0%	0%

The purchase price of common stock under the Purchase Plan is equal to 85% of the lesser of (i) the fair market value per share of the common stock on the first business day of an offering period and (ii) the fair market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under our ESPP is calculated using the Black-Scholes model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the offering period.

The cost of each stock-based compensation award is determined based on the grant-date fair value, net of the effects of estimated forfeitures of the awards, and is recognized into expense over the award’s service period. Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was recognized as follows:

	Three Months Ended March 31,
	2016	2015
Research and development	$339,998	$137,758
General and administrative	398,886	191,880
Total stock-based compensation	$738,884	$329,638

	Three Months Ended March 31,
	2016	2015
Stock options	$626,159	$295,094
Employee stock purchase plan	112,725	34,544
Total stock-based compensation	$738,884	$329,638

Income Taxes

For the three months ended March 31, 2016 and 2015, we did not record a current or deferred income tax expense or benefit. We have evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on our history of operating losses, we have concluded that it is not more likely than not that the benefit of our deferred tax assets will be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of March 31, 2016 and December 31, 2015.

Results of Operations

Comparison of three months ended March 31, 2016 and 2015

	Three Months Ended March 31,		Increase/
	2016	2015	(decrease)
	(in thousands)
Collaborative revenues	$51	$150	$(99)
Operating expenses:
Research and development	7,636	7,506	130
General and administrative	2,497	2,111	386
Total operating expenses	10,133	9,617	516
Operating loss	(10,082)	(9,467)	(615)
Interest income	75	74	1
Interest expense	—	(108)	108
Loss on debt extinguishment	—	(206)	206
Net loss	$(10,007)	$(9,707)	$(300)

Collaborative Revenues. For the three months ended March 31, 2016 and 2015, collaborative revenue was entirely related to intellectual property cost reimbursements of $51,000 and $0.2 million, respectively. The decrease of $0.1 million was primarily related to a reduction in intellectual property costs associated with our 11β Agreement.

Research and Development.  Research and development expense for the three months ended March 31, 2016 was $7.6 million compared to $7.5 million for the three months ended March 31, 2015, an increase of approximately $0.1 million. The increase was primarily attributable to a $0.7 million increase in drug manufacturing and clinical expenses associated with our LXRβ atopic dermatitis program,  a $0.5 million increase in clinical expenses associated with our RORγt program , a $0.3 million increase in outside study expenses for our next potential clinical candidates and a $0.2 million increase in stock-based compensation expense partially offset by a $1.6 million decrease in drug development and manufacturing expenses associated with our RORγt program.

We also track fully-allocated research and development expenses on a program-by-program basis. Below is a summary of our research and development expenses by program for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
RORγt	$2,711	$4,532
LXRβ	1,180	392
Other Programs	3,745	2,582
Total research and development expenses	$7,636	$7,506

RORγt

RORγt program expenses for the three months ended March 31, 2016 were $2.7 million compared to $4.5 million for the three months ended March 31, 2015, a decrease of approximately $1.8 million. The decrease was primarily attributable to a reduction in drug development and manufacturing expenses and the shift in discovery activities from our RORγt program to our next potential clinical candidates.

LXRβ

LXRβ program expenses for the three months ended March 31, 2016 were $1.2 million compared to $0.4 million for the three months ended March 31, 2015, an increase of approximately $0.8 million. The increase was primarily attributable to drug manufacturing and clinical expenses activities associated with our LXRβ atopic dermatitis program.

Other Programs

Other program expenses for the three months ended March 31, 2016 were $3.7 million compared to $2.6 million for the three months ended March 31, 2015, an increase of approximately $1.1 million. The increase was primarily attributable to shift in discovery activities from our RORγt program to our next potential clinical candidates. Included in both periods are costs associated with the development of our Contour platform, which have remained consistent year over year.

General and Administrative.  General and administrative expense for the three months ended March 31, 2016 was $2.5 million compared to $2.1 million for the three months ended March 31, 2015, an increase of $0.4 million. The increase was primarily a result of a $0.2 million increase in stock-based compensation expense, a $0.1 million increase in legal fees and a $0.1 million increase in in compensation expenses.

Interest Income.  Interest income for the three months ended March 31, 2016 was $75,000 compared to $74,000 for the three months ended March 31, 2015. The increase in interest income was primarily attributable to higher portfolio yields partially offset by a decrease in our average cash balance for the three months ended March 31, 2016 as compared to March 31, 2015.

Interest Expense.  Interest expense for the three months ended March 31, 2015, totaling $0.1 million, consisted of the interest expense associated with the then outstanding debt under the credit facility with Silicon Valley Bank and Oxford Finance LLC.

Loss on Debt Extinguishment.  Loss on debt extinguishment was $0.2 million for the three months ended March 31, 2015. The loss was due to the repayment of the outstanding balance of the Silicon Valley Bank and Oxford Finance LLC credit facility on February 27, 2015. The total payoff was $4.3 million, which included prepayment and other additional fees of $84,453.Included in the loss on debt extinguishment were write-offs of unamortized deferred financing fees of $20,852 and unamortized debt discount of $0.1 million as of the date of payoff.

Liquidity and Capital Resources and Plan of Operations

On March 24, 2016, we issued and sold a total of 5,833,333 shares of our common stock at $6.00 per share in an underwritten public offering, for gross proceeds of $35.0 million. On March 31, 2016, the underwriters of our public offering exercised their option to purchase additional shares and we issued and sold an additional 815,000 shares of common stock at $6.00 per share for aggregate gross proceeds of $4.9 million. Net proceeds from the offering, including the sale of the additional shares, was approximately $36.9 million, after deducting underwriting discounts and commissions and other offering expenses.

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

On September 29, 2014, we sold 6,875,000 shares of common stock in our IPO for net proceeds of $48.8 million after underwriting discounts and commissions and other offering expenses. On October 27, 2014, we issued and sold an additional 1,031,250 shares of common stock at the IPO price of $8.00 per share for net proceeds of $7.6 million, after deducting underwriting discounts and commissions and other offering expenses, in connection with the full exercise by the underwriters of their over-allotment option. Prior to our IPO, we funded our operations through the private placement of equity securities, revenue from strategic partnerships, debt financing and interest income. As of March 31, 2016, we have received gross proceeds of $120.1 million from the issuance of convertible preferred stock, including $40.0 million of equity sales to our strategic partners, all which occurred prior to our IPO. As of March 31, 2016, we had received an aggregate of $138.7 million in cash from non-equity capital in the form of license fees, milestone payments and research and development funding received from our strategic partners. In addition, we have received approximately $39.8 million in funding from our debt financings with various commercial lenders; all such debt has been repaid. As of March 31, 2016, we had an accumulated deficit of $184.0 million and working capital of $81.9 million which includes cash, cash equivalents and marketable securities of approximately $86.5 million. As of March 31, 2016, our cash equivalents and marketable securities included money market funds, certificates of deposit and corporate debt securities.

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

Cash Flows

Comparison of three months ended March 31, 2016 and 2015

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(10,538)	$(7,936)
Investing activities	19,490	(40,441)
Financing activities	37,626	31,363)
Net increase (decrease) in cash and cash equivalents	$46,578	$(17,014)

Net cash used in operating activities

During the three months ended March 31, 2016 and 2015, our operating activities used cash of $10.5 million and $7.9 million, respectively, primarily resulting from the operating losses of $10.0 million and $9.7 million, respectively. Operating losses in both periods were driven significantly by cash payments for research and development expenses and general administrative expenses exceeding cash inflows from revenue arrangements.

Net cash provided by (used in) investing activities

During the three months ended March 31, 2016 our investing activities provided cash of $19.5 million. The cash provided by investing activities was primarily a result of the sale and maturity of similar marketable securities exceeding the purchase price of marketable securities. Purchases of property and equipment for the three months ended March 31, 2016 were $22,000.

During the three months ended March 31, 2015 our investing activities used cash of $40.4 million. The cash used in investing activities was primarily a result of the purchase price of marketable securities exceeding the sale and maturity of similar marketable securities. Purchases of property and equipment for the three months ended March 31, 2015 were $63,000.

Net cash provided by financing activities

During the three months ended March 31, 2016, our financing activities provided cash of $37.6 million. The cash provided by financing activities was primarily a result of proceeds received from the issuance of our common stock through our public offering in March 2016, net of paid offering expenses as of March 31, 2016, totaling $37.3 million and proceeds received from the exercise of common stock options of $0.3 million.

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

Plan of Operation

We anticipate we will incur net losses for the next several years as we continue clinical development of our RORγt and LXRβ programs, which will drive significantly higher research and development expenses. In addition, we plan to continue to invest in discovery efforts to explore additional targets, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful or if the FDA does not approve our product candidates arising out of our current preclinical program when we expect, or at all.

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

Based on our current business plan, which as of now does not include any expenses relating to further development of the BACE program, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2016, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements into the second half of 2018, which is expected to be approximately 12 months after our currently planned announcement of top line data from the 16 week Phase 2 clinical trial for VTP-43742 in psoriasis patients. We intend to assess the BACE program and revise our operating plan accordingly after determining the appropriate next steps. We have based these estimates of our capital needs on assumptions that may prove to be wrong or which we may determine to adjust, and we could utilize our available capital resources sooner than we currently expect. If we are required to raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also seek funding through collaborations or partnerships with other companies or other strategic transactions. If we are unable to raise sufficient additional capital we may need to substantially curtail our planned operations.

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

Contractual Obligations

There have been no material changes since December 31, 2015 to our contractual obligations from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than payments made or received in the ordinary course of business.

Recently Issued Accounting Standards

We did not adopt any new accounting pronouncements during the three months ended March 31, 2016 that had a material effect on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. ASU 2016-02 is effective beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We have not yet determined what the effects of adopting this ASU will be on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. We have not yet determined what the effects of adopting this ASU will be on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. As of March 31, 2016 and December 31, 2015, we had cash and cash equivalents and marketable securities of $86.5 million and $59.4 million, respectively, consisting of money market funds, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company completed an evaluation, as of March 31, 2016, under the supervision of and with the participation of the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective.

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

We are a clinical stage biotechnology company with no product sales to date. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred substantial operating expenses in every period since our inception in 2001. With the exception of collaboration revenues from programs that we partnered, we had no revenues. For the three months ended March 31, 2016 and 2015, we had operating expenses of $10.1 million and $9.6 million, respectively. As of March 31, 2016, we had an accumulated deficit of $184.0 million. Our operating expenses have resulted principally from costs incurred in our discovery, research and development activities.

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

As of March 31, 2016, our cash, cash equivalents and marketable securities were approximately $86.5 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue to develop VTP-43742 and VTP-38543, and any future product candidates. In the event that we determine to continue the clinical development of our BACE program or VTP-38443, we will expend substantial additional resources. These expenditures will include costs associated with research and development, potentially acquiring new technologies, conducting preclinical studies and clinical trials, seeking regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Based on our current operating plan, which as of now does not include any expenses relating to further development of the BACE program, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements into the second half of 2018, which is expected to be approximately 12 months after our currently planned announcement of top line data from the 16 week Phase 2 clinical trial for VTP-43742 in psoriasis patients. Our operating plan may change as a result of our assessment of the BACE program and many factors currently unknown to us, and we may need additional funds sooner than planned. We intend to assess the BACE program and revise our operating plan accordingly after determining the appropriate next steps. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe that, as a result of our initial public offering, our follow-on public offerings in January 2015 and March 2016, our preferred stock financings and other transactions, we have experienced, or may experience, an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $87.3 million and $84.5 million, respectively, and federal research and development credits of approximately $7.7 million, which could be limited if we experience an “ownership change.” Any such limitations would generally be equal to our equity value at the time of the ownership change multiplied by a risk-free rate of return published monthly by the IRS, which may result in greater tax liabilities than we would incur in the absence of such limitation. Such an increased liability could adversely affect our business, results of operations, financial condition and cash flow.

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

Manufacturing small molecule therapeutics is complicated and is tightly regulated by the FDA, the European Medicines Agency (EMA) and comparable regulatory authorities around the world. For preclinical studies, clinical trials and commercial supply of our products that we have not partnered, we use and expect to continue to use contract manufacturing organizations. Successfully transferring complicated manufacturing techniques to contract manufacturing organizations and scaling up these techniques for commercial quantities will be time consuming and we may not be able to achieve such transfer. Moreover, the market for contract manufacturing services for product candidates is highly cyclical, with periods of relatively abundant capacity alternating with periods in which there is little available capacity. If any need we have for contract manufacturing services increases during a period of industry-wide tight capacity, we may not be able to access the required capacity on a timely basis or on commercially viable terms.

In addition, we contract with fill-and-finishing providers with the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our contractors’ ability to operate or lead to delays in our clinical development programs. We have been notified by BI that it previously received a warning letter from the FDA in May 2013 concerning its manufacturing practices. In the warning letter, the FDA said it had identified significant violations of cGMP for the manufacture of active pharmaceutical ingredients (API) and the cGMP regulations for finished pharmaceuticals. In June 2014, the FDA issued a close out letter to BI which stated that the FDA had completed an evaluation of BI’s corrective actions in response to the May 2013 warning letter. While the FDA’s close out letter stated that, based on its evaluation, it appeared that BI had addressed the violations contained in the May 2013 warning letter, the FDA stated that future FDA inspections and regulatory activities would further assess the adequacy and sustainability of BI’s corrections of the violations. We believe that our current fill-and-finish contractors are operating in accordance with cGMP, but we can give no assurance that FDA or other regulatory agencies will not conclude that another lack of compliance exists. In addition, any delay in contracting for fill-and-finish services, or failure of the contract manufacturer to perform the services as needed, may delay clinical trials, registration and launches, and delay or limit our ability to receive any corresponding milestone or royalty payments. Any such issues may have a substantial negative effect on our business.

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

If any of our product candidates are approved by the FDA, one or more third parties may challenge the patents covering this approved product candidate, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application (ANDA) for a generic drug product containing an approved product candidate, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved product candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for the applicable approved product candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

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

•                  LXRβ: We believe that Bristol Myers Squibb Company is studying an LXRβ inhibitor in cardiovascular clinical trials and Alexar Therapeutics, Inc. is developing an LXRβ inhibitor for dermatologic conditions.

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

Our stock price has been and is likely to continue to be volatile. For example, between September 24, 2014 and April 29, 2016, the high and low sales prices per share of our common stock were $23.35 and $4.08, respectively. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above your purchase price. The market price for our common stock may be influenced by many factors, including:

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

The holders of 2,354,203 shares of our outstanding common stock, or approximately 8.2% of our total outstanding common stock as of March 31, 2016, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act.

In addition to our outstanding common stock, as of March 31, 2016, there were a total of 2,092,284 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options under our stock plans or issued warrants. Upon the exercise of these options or warrants, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) reduced disclosure obligations regarding executive compensation in this report and our other periodic reports and proxy statements, exemptions from the requirements of holding non-binding advisory votes on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies. We could be an emerging growth company until December 31, 2019, although circumstances could cause us to lose that status earlier, including if we become a large accelerated filer (in which case we will cease to be an emerging company as of the date we become a large accelerated filer, which, generally, would occur if, at the end of a fiscal year, among other things, the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), if we have total annual gross revenue of $1.0 billion or more during any fiscal year (in which cases we would no longer be an emerging growth company as of December 31 of such fiscal year), or if we issue more than $1.0 billion in non-convertible debt during any three year period before that time (in which case we would cease to be an emerging growth company immediately). Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this report and our other periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management was required to report upon the effectiveness of our internal control over financial reporting beginning with the Annual Report on Form 10-K for the year ended December 31, 2015. When and if we are a “large accelerated filer” or an “accelerated filer” and are no longer an “emerging growth company,” each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company, we intend to take advantage of an exemption available to emerging growth companies from these auditor attestation requirements. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to upgrade our systems including information technology; implement additional financial and management controls, reporting systems, and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, and the trading price of our common stock may decline.

Because a small number of our existing stockholders own a majority of our voting stock, your ability to influence corporate matters will be limited.

As of March 31, 2016, our current executive officers, directors and greater than 5% stockholders, together with their respective affiliates, beneficially owned approximately 43.5% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From December 31, 2015 through March 31, 2016, there have been no sales of unregistered securities by the Company.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Vitae Pharmaceuticals, Inc.”s Form 8-K filed on September 29, 2014).

4.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Vitae Pharmaceuticals, Inc.’s Form 8-K filed on September 29, 2014).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i)  Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2016 and 2015, (iii)  Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Financial Statements, tagged as blocks of text.

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

Vitae Pharmaceuticals, Inc.

Dated: May 10, 2016	/s/ JEFFREY S. HATFIELD
Jeffrey S. Hatfield
Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2016	/s/ RICHARD S. MORRIS
Richard S. Morris
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)