Form 10-Q
period 2016-06-30
Vitae Pharmaceuticals, Inc
filed 2016-08-04
CIK 1157602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 29, 2016, there were 28,841,067 outstanding shares of the registrant’s common stock, $.0001 par value per share.

VITAE PHARMACEUTICALS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Vitae Pharmaceuticals, Inc.

Balance Sheets

	As of
	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,145,996	$11,773,692
Marketable securities, available-for-sale	53,295,696	47,596,144
Prepaid expenses and other current assets	1,059,415	1,767,167
Total current assets	78,501,107	61,137,003
Cash—restricted	200,000	200,000
Property and equipment, net	485,972	509,340
Total assets	$79,187,079	$61,846,343
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,569,905	$2,991,186
Accrued expenses	4,558,076	4,338,568
Total current liabilities	6,127,981	7,329,754
Deferred rent and lease incentives	27,022	48,839
Total liabilities	6,155,003	7,378,593
Stockholders’ equity:
Preferred stock, $0.0001 par value, 15,000,000 shares authorized at June 30, 2016 and December 31, 2015 no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized at June 30, 2016 and December 31, 2015 28,841,278 and 22,066,224 shares issued and 28,841,067 and 22,066,013 shares outstanding at June 30, 2016 and December 31, 2015 respectively	2,884	2,207
Additional paid in capital	267,402,079	228,460,955
Treasury stock	(2,324)	(2,324)
Accumulated other comprehensive income (loss)	10,784	(29,515)
Accumulated deficit	(194,381,347)	(173,963,573)
Total stockholders’ equity	73,032,076	54,467,750
Total liabilities and stockholders’ equity	$79,187,079	$61,846,343

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Collaborative revenues	$3,274	$161,588	$54,627	$311,827
Operating expenses:
Research and development	7,878,900	7,772,822	15,515,195	15,278,738
General and administrative	2,659,908	2,259,358	5,157,230	4,370,414
Total operating expenses	10,538,808	10,032,180	20,672,425	19,649,152
Loss from operations	(10,535,534)	(9,870,592)	(20,617,798)	(19,337,325)
Other income (expenses):
Other income	—	1,430	—	1,430
Interest income	125,487	107,820	200,024	182,013
Interest expense	—	—	—	(107,864)
Loss on debt extinguishment	—	—	—	(206,678)
Total other income (expenses)	125,487	109,250	200,024	(131,099)
Net loss	$(10,410,047)	$(9,761,342)	$(20,417,774)	$(19,468,424)
Per share information:
Net loss per common share:
Basic	$(0.36)	$(0.45)	$(0.79)	$(0.91)
Diluted	$(0.36)	$(0.45)	$(0.79)	$(0.91)

Weighted-average number of common shares:
Basic	28,829,553	21,837,676	25,686,529	21,315,094
Diluted	28,829,553	21,837,676	25,686,529	21,315,094

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Comprehensive Loss (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(10,410,047)	$(9,761,342)	$(20,417,774)	$(19,468,424)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	3,988	(20,521)	40,299	(10,120)
Comprehensive loss	$(10,406,059)	$(9,781,863)	$(20,377,475)	$(19,478,544)

The accompanying notes are an integral part of these financial statements.

Vitae Pharmaceuticals, Inc.

Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(20,417,774)	$(19,468,424)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	111,145	104,723
Stock-based compensation expense	1,491,446	869,313
Deferred rent and lease incentives	(13,775)	(5,891)
Amortization of deferred financing fees	—	35,821
Noncash portion of loss on early extinguishment of debt	—	122,225
Changes in assets and liabilities:
Prepaid expenses and other current assets	707,752	(822,107)
Accounts payable and accrued expenses	(1,205,292)	3,213,764
Interest payable	—	(278,620)
Net cash used in operating activities	(19,326,498)	(16,229,196)
Investing activities:
Purchases of property and equipment	(92,301)	(130,515)
Purchases of investments	(41,389,253)	(55,053,651)
Sales of investments	35,730,000	19,988,571
Net cash used in investing activities	(5,751,554)	(35,195,595)
Financing activities:
Principal payments under debt facilities	—	(4,935,260)
Payment of offering costs	(578,092)	(620,218)
Settlement of restricted stock	—	(1,910,101)
Proceeds from the issuance of common stock, net of repurchases	38,028,448	38,855,130
Net cash provided by financing activities	37,450,356	31,389,551
Net increase (decrease) in cash and cash equivalents	12,372,304	(20,035,240)
Cash and cash equivalents at beginning of period	11,773,692	29,494,755
Cash and cash equivalents at end of period	$24,145,996	$9,459,515
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$395,346

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

The Company’s most advanced, wholly-owned product candidate is VTP-43742, a first in class oral small molecule, which is being developed for the treatment of psoriasis as well as multiple autoimmune disorders, and for which the Company announced positive top-line clinical and biomarker results from its Phase 2a proof-of-concept trial in March 2016. The Company’s second most advanced wholly-owned product candidate is VTP-38543 for the treatment of atopic dermatitis, which is in Phase 2a clinical development. The Company is also advancing a second RORγt clinical candidate, VTP-45489, which is a chemically distinct compound from VTP-43742. A clinical trial of VTP-45489 is expected to initiate in the fourth quarter of 2016.  The Company intends to advance and retain rights to these and other programs and product candidates that the Company believes it can develop and commercialize, and to strategically partner where doing so can accelerate the program and generate non-dilutive capital for Vitae.

The Company also has a product candidate, VTP-36951, in pre-clinical development for the treatment and prevention of Alzheimer’s disease, or Alzheimer’s. VTP-36951 was being developed exclusively by Boehringer Ingelheim GmbH (“BI”) as BI 1147560 pursuant to a Research Collaboration and License Agreement with BI that was entered into in June 2009 (the “BACE Agreement”). In July 2015, BI notified the Company that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons. In connection with the termination of the BACE Agreement, the Company received the rights to the BACE program, including VTP-36951, which includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement. The Company has decided not to make additional investments into this program at this time and will assess the program following the disclosure of other companies’ BACE program clinical trial results.  However, the Company will continue to assess strategic options relating to this program during such time.

The Company was also developing BI187004/VTP-34072 (“BI187004”), which was in a Phase 2 clinical trial for the treatment of type 2 diabetes, and was being developed under a Research Collaboration and License Agreement with BI that was entered into in October 2007 (the “11β Agreement”). In December 2015, the Company announced that BI187004 did not achieve the predefined primary efficacy endpoint criteria of the trial. As a result, BI informed the Company of its intention to terminate the program and the 11β Agreement effective as of March 9, 2016. The Company has no current plans to continue the program independently, but will continue to assess strategic options relating to this program.

The collaborations with BI, including the BACE Agreement, have provided the Company with an aggregate of $158 million in funding as of June 30, 2016, including $30 million from sales of the Company’s equity securities and $128 million in upfront license fees, research funding and success-based milestones.

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

As of June 30, 2016, the Company had cash, cash equivalents and marketable securities of approximately $77.4 million. Based on the Company’s current operating plan, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its currently anticipated operating expenses and capital expenditure requirements into the second half of 2018, which is expected to be approximately 12 months  after its currently planned announcement of top-line data from the anticipated 16 week Phase 2 clinical trial for VTP-43742 in psoriasis patients. The Company will need to secure additional funding in the future, from one or more equity or debt financings, collaborations, or other sources, in order to carry out all of the Company’s planned research and development activities. The future success of the Company is dependent on its ability to develop its product candidates and ultimately upon its ability to attain profitable operations. The Company is subject to a number of risks similar to other life sciences companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are unaudited. The interim unaudited financial statements have been prepared on the same basis as the financial statements as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report on Form 10-K”). In the opinion of management, the accompanying financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2016 and the results of its operations, comprehensive loss and cash flows for the three and six months ended June 30, 2016 and 2015. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016, any other interim periods, or any future year or period.  The information contained in the accompanying financial statements and the notes thereto should be read in conjunction with the financial statements and notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2016.

Fair Value of Financial Instruments

At June 30, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, restricted cash, marketable securities, accounts payable, and accrued expenses. The carrying amounts reported in the Company’s financial statements for cash and cash equivalents, restricted cash, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. The Company’s marketable securities are carried at fair value based on quoted market prices and other observable inputs. The Company determines the estimated fair value of financial instruments using available market information and management’s estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequently issued additional updates amending the guidance contained in Topic 606 thereby affecting the guidance contained in ASU 2014-09. ASU 2014-09 and the subsequent Topic 606 updates will supersede and replace nearly all existing U.S. GAAP revenue recognition guidance, including industry-specific guidance, and are effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. The Company is evaluating the guidance in ASU 2014-09 and the subsequent Topic 606 updates and has not yet determined what, if any, effect this guidance will have on its results of operations or financial condition.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The Company has not yet determined what the effects of adopting this ASU will be on its financial statements.

3. Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted net loss per common share calculation:
Net loss	$(10,410,047)	$(9,761,342)	$(20,417,774)	$(19,468,424)
Weighted average number of common shares:
Basic and diluted	28,829,553	21,837,676	25,686,529	21,315,094
Net loss per common share
Basic and diluted	$(0.36)	$(0.45)	$(0.79)	$(0.91)

The following outstanding securities at June 30, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as their effects on net loss per share would have been anti-dilutive:

	June 30,
	2016	2015
Stock options	2,244,925	1,794,027
Employee stock purchase plan	9,401	15,397
Warrants	45,468	45,468
Total	2,299,794	1,854,892

4. Accrued Expenses

At June 30, 2016 and December 31, 2015, accrued expenses consisted of the following:

	June 30,	December 31,
	2016	2015
Payroll and related costs	$1,243,619	$1,926,213
Research and development related costs	2,657,346	1,914,336
Legal and accounting related costs	399,211	256,708
Other	257,900	241,311
Total	$4,558,076	$4,338,568

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

The Company’s Level 1 assets included money market funds and certificates of deposit (“CD”). Level 2 assets included U.S. government agency securities and corporate debt securities. The following fair value hierarchy tables present information about each major category of financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements as of June 30, 2016 Using
				Balance as of
	Level 1	Level 2	Level 3	June 30, 2016
Assets
Money market funds	$23,271,553	$—	$—	$23,271,553
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	53,295,696	—	53,295,696
Total assets	$23,471,553	$53,295,696	$—	$76,767,249

	Fair Value Measurements as of December 31, 2015 Using
				Balance as of
	Level 1	Level 2	Level 3	December 31, 2015
Assets
Money market funds	$7,925,684	$—	$—	$7,925,684
Other cash equivalents	—	2,752,930	—	2,752,930
Cash-restricted, CD	200,000	—	—	200,000
Marketable securities, available-for-sale	—	47,596,144	—	47,596,144
Total assets	$8,125,684	$50,349,074	$—	$58,474,758

6. Investments

Marketable Securities

Marketable securities consisted of the following as of June 30, 2016 and December 31, 2015:

	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
June 30, 2016
Corporate notes and bonds	$53,284,912	$22,333	$(11,549)	$53,295,696
Total marketable securities	$53,284,912	$22,333	$(11,549)	$53,295,696
December 31, 2015
Corporate notes and bonds	$47,625,609	$2,591	$(32,056)	$47,596,144
Total marketable securities	$47,625,609	$2,591	$(32,056)	$47,596,144

As of June 30, 2016, the Company’s marketable securities had maturities that were less than one year.

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

8. Stockholders’ Equity

Common Stock

On June 30, 2016, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may offer and sell shares of the Company’s common stock from time to time through Cantor having an aggregate offering price of up to $40.0 million. The Company is not obligated to make any sales of the shares under the sales agreement. As of June 30, 2016, the Company has not sold any shares of common stock pursuant to the sales agreement with Cantor.

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

Preferred Stock

As of June 30, 2016, the Company had authorized 15,000,000 shares of preferred stock at $0.0001 par value. There were no shares of preferred stock issued or outstanding as of June 30, 2016.

Treasury Stock

In connection with cashless employee stock option exercises for the six months ended June 30, 2015 employees tendered 211 shares of common stock with a fair value of $2,324 to the Company as consideration for the exercise price. Treasury stock is recorded using the cost method. Treasury stock retirements are recorded by deducting the par value from common stock and charging the remaining excess of cost over par to accumulated deficit.

Warrants

As of June 30, 2016, the Company had warrants outstanding for the purchase of 45,468 shares of common stock at exercise prices ranging from $20.70 to $27.60 per share. The following table summarizes the warrants outstanding and exercisable as of June 30, 2016:

		Exercise	Expiration
Warrants to Purchase	Shares	Price	Date
Common stock	1,449	$20.70	07/12/2016
Common stock	14,130	$27.60	08/28/2018
Common stock	29,889	$27.60	12/21/2021

On July 12, 2016, warrants to purchase 1,449 common shares with an exercise price of $20.70 per share expired unexercised.

Shares Reserved for Future Issuance

At June 30, 2016, the Company has reserved the following shares of common stock for issuance:

Common stock options outstanding	2,244,925
Shares available for future grant under employee compensation plans	2,434,639
Shares available through employee stock purchase plan	375,896
Warrants	45,468
5,100,928

9. Employee Compensation Plans

In July 2014, the Company’s board of directors approved the 2014 Stock Plan (the “2014 Plan”) and reserved to be authorized for issuance under the 2014 Plan the sum of (1) 1,782,500 shares of the Company’s common stock, (2) the number of shares of the Company’s common stock reserved under the Predecessor Plans (as defined below) that are not issued or subject to outstanding awards under the Predecessor Plans as of the closing of the Company’s initial public offering on September 24, 2014 (IPO) and (3) any shares of the Company’s common stock which are subject to outstanding options under the Predecessor Plans as of the closing of the Company’s IPO that subsequently expire or lapse unexercised or are subsequently forfeited to or repurchased by the Company, provided that the shares reserved under clauses (2) and (3) above shall include no more than 1,070,687 shares of the Company’s common stock. As of June 30, 2016, there are 2,434,639 shares available for grant without restriction.

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

The cost of stock-based compensation awards are determined based on the grant-date fair value, net of the effects of estimated forfeitures of the awards, and is recognized into expense over the award’s service period. Stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 was recognized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$324,221	$235,819	$664,219	$373,577
General and administrative	428,341	303,856	827,227	495,736
Total stock-based compensation expense	$752,562	$539,675	$1,491,446	$869,313

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	$711,683	$488,328	$1,337,842	$783,422
Employee stock purchase plan	40,879	51,347	153,604	85,891
Total stock-based compensation expense	$752,562	$539,675	$1,491,446	$869,313

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

The following table summarizes stock option activity under the Plans from January 1, 2016 through June 30, 2016:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life (in Years)	Value
Outstanding, January 1, 2016	1,865,316	$8.1159
Granted	491,625	$9.3169
Exercised	(95,071)	$3.5602
Expired	—	$—
Forfeited	(16,945)	$10.0491
Outstanding, June 30, 2016	2,244,925	$8.5698	7.41	$6,583,575
Exercisable, June 30, 2016	881,618	$6.9236	5.31	$3,845,186
Vested and Expected to Vest, June 30, 2016	2,206,412	$8.5462

The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $326,124 and $1,752,314, respectively.

The Company granted 303,559 performance-based stock options to employees in March 2011. These performance options have a 10-year life and exercise prices equal to the fair value of the Company’s stock at the grant date. Vesting of no more than 60% of these performance options is dependent on (i) meeting certain performance conditions, which relate to the Company’s research and development progress, which were established by the Company’s board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. Vesting of no more than 40% of these performance options is dependent on (i) meeting certain performance conditions, which relate to a deemed liquidation of the Company, an IPO or consummation of a strategic transaction, which were established by the Company’s board of directors and (ii) the passage of time subsequent to the achievement of such performance conditions. The Company’s board of directors determines if the performance conditions have been met. Stock-based compensation expense for these options is recorded when management estimates that the vesting of these options is probable based on the status of the Company’s research and development programs and other relevant factors and stock-based compensation expense was recorded ratably over the service period associated with the performance condition. As of June 30, 2016, the vesting of 165,883 performance-based stock options had been deemed probable. Any change in these estimates will result in a cumulative adjustment in the period in which the estimate is changed, so that as of the end of a period, the cumulative compensation expense recognized for an award or grant equals the amount that would be recognized on a straight-line basis as if the current estimates had been utilized since the beginning of the service period.

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

The fair values of stock options granted during the six months ended June 30, 2016 and 2015 were calculated using the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2016	2015
Weighted-average risk-free interest rate	1.40%	1.69%
Expected term of options (in years)	6.12	6.13
Expected stock price volatility	73%	81%
Expected dividend yield	0%	0%

The weighted average fair value of options granted during the six months ended June 30, 2016 and 2015 was $6.04 and $9.83 per share, respectively. The fair values of stock options granted were calculated using the following weighted-average assumptions:

•

Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•

Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted is derived using the “simplified” method, as prescribed by the SEC Staff Accounting Bulletin No. 107, Share‑Based Payment.

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

The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2016 and 2015 was $338,468 and $263,430, respectively.

As of June 30, 2016, excluding performance-based stock options that have not been deemed probable, the aggregate unrecognized stock-based compensation expense related to unvested options granted under the Stock Plans that were expected to vest was $7,305,404. That expense is expected to be recognized as follows:

Year ending December 31,
2016	$1,476,869
2017	2,608,487
2018	2,107,329
2019	955,881
2020	156,838
$7,305,404

The aggregate estimated fair value of options for which the satisfaction of the related-performance conditions have not been deemed probable is $546,951 as of June 30, 2016.

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

As of the Company’s first business day of each fiscal year, the aggregate number of shares that may be issued under the Purchase Plan shall automatically increase by a number equal to the least of (i) 1% of the total number of shares of the Company’s common stock actually issued and outstanding on the last business day of the prior fiscal year (excluding any rights to purchase shares of the Company’s common stock that may be outstanding, such as options or warrants), (ii) 356,500 shares of the Company’s common stock, or (iii) a number of shares of the Company’s common stock determined by the Company’s board of directors.  The Company’s board of directors determined not to increase the number of shares available for issuance under the Purchase Plan in 2016. As of June 30, 2016, 375,896 shares remained available for issuance.

In accordance with the guidance in ASC 718-50, the ability to purchase shares of the Company’s common stock at the lower of the offering date price or the purchase date price represents an option and, therefore, the Purchase Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation cost is determined based on the option’s grant-date fair value and is recognized over the requisite service period of the option. The Company used the Black-Scholes valuation model and recognized stock-based compensation expense of $40,879 and $51,347 for the three months ended June 30, 2016 and 2015, respectively, and $153,604 and $85,891 for the six months ended June 30, 2016 and 2015, respectively.

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

11. Income Taxes

For the three and six months ended June 30, 2016 and 2015, the Company did not record a current or deferred income tax expense or benefit. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of its deferred tax assets will be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2016 and December 31, 2015.

12. Related Party Transactions

A member of the Company’s board of directors is a partner/founder of a law firm that provided various legal services to the Company. The Company has incurred costs of $180,000 and $60,000 for the three months ended June 30, 2016 and 2015, respectively, and $519,000 and $293,000 for the six months ended June 30, 2016 and 2015, respectively. Additionally, $88,000 and $27,000 was due to the related party as of June 30, 2016 and December 31, 2015, respectively.

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

Overview

Vitae Pharmaceuticals, Inc. (we, us, Vitae or the Company) is a clinical-stage biotechnology company focused on discovering and developing novel, small molecule drugs for diseases with significant unmet medical needs. We are developing a robust and growing portfolio of novel product candidates internally generated by Contour®, our proprietary structure-based drug discovery platform. We intend to advance and retain rights to our current and future programs and product candidates that we believe we can develop and commercialize, and to strategically partner where doing so can accelerate the program and generate non-dilutive capital for Vitae. Our portfolio includes several product candidates in various phases of development:

•

Our most advanced, wholly-owned product candidate is VTP-43742, a first in class oral RORγt inhibitor, which is being developed for the treatment of psoriasis as well as multiple other autoimmune disorders. We plan to initiate a 16 week Phase 2 clinical trial of VTP-43742 in psoriasis patients in the fourth quarter of 2016 with three objectives: (1) assess the 16 week efficacy of VTP-43742 in moderate to severe psoriasis patients; (2) assess the safety and tolerability of the product candidate in a larger population and over a longer treatment period; and (3) position VTP-43742 to begin pivotal trials as soon as practicable after the completion of the Phase 2 clinical trial, if successful.  Top-line data from the Phase 2 clinical trial is expected to be announced in the second half of 2017.  The decision to move forward into this study was based on previously announced positive top-line results from two Phase 1 studies (a single ascending dose trial and a multiple ascending dose Phase 1 study) that assessed the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-43742 in healthy human volunteers over multiple dose levels, and positive top-line clinical and biomarker results from a Phase 2a multiple ascending dose proof-of-concept trial in patients with moderate to severe psoriasis, in which VTP-43742 was administered for four weeks. We continue to assess whether clinical trials in additional indications are appropriate for VTP-43742. In the proof-of-concept trial, clear signals of efficacy were observed in the 350 mg dose group and in the 700 mg dose group. Between weeks zero and two, there was a modest onset of Psoriasis Area Severity Index (PASI) score reduction, and for the last two weeks of the trial, and particularly between weeks three and four, there was an acceleration of the rate of reduction in PASI score in both the 350 mg and 700 mg dose groups, suggesting the potential for greater reductions in PASI scores with longer duration of treatment. Full efficacy in psoriasis is not generally seen in other classes of drugs until at least 12 weeks of continuous therapy. We believe the PASI score reductions observed for VTP-43742 at four weeks and the acceleration of rate of the PASI reduction between weeks three and four are consistent with the potential of VTP-43742 to achieve greater levels of efficacy with extended treatment. VTP-43742 was shown to be generally well tolerated at all dose levels tested, with no serious adverse events reported. In the 700 mg dose group, reversible transaminase elevations greater than three times the upper limits of normal were observed in three patients while being dosed, which did not trigger stopping rules of the trial, and two patients reached those levels after the four weeks of dosing completed. The transaminase levels fully reversed for all of these patients and none of them experienced related elevations in bilirubin, had any other sign of serious liver damage or required any further action. Drug-related elevated transaminase levels were not previously observed in our preclinical or clinical trials. Pharmacokinetics were consistent with once-a-day dosing.

•

Our wholly-owned product candidate VTP-38543 is a potential first in class topical LXRβ selective agonist, for the treatment of mild to moderate atopic dermatitis. VTP-38543 is in an on-going Phase 2a proof-of-concept clinical trial assessing the safety, tolerability and efficacy in patients with atopic dermatitis. Based on its mechanism, VTP-38543 is expected to improve barrier function and decrease inflammation, in this case in damaged skin tissue. VTP-38543 has been shown in preclinical studies to stimulate the development of terminally differentiated skin cells known as corneocytes as well as to increase the surrounding lamellar body lipids in the skin to improve its barrier function, while also decreasing skin inflammation. In a preclinical model of atopic dermatitis, topical VTP-38543 has demonstrated equal anti-inflammatory efficacy versus a high potency topical corticosteroid, the current standard of care. In addition to the clinical data, a number of biomarkers are being assessed in the on-going Phase 2a proof-of-concept clinical trial which are expected to help guide our decision on next steps for VTP-38543.  The biomarkers being used to assess barrier function are SREBP1c, a measure of lipid synthesis and ABCG1, a measure of lipid secretion, and Keratin-16 and filaggrin, both of which are associated with keratinocyte differentiation to corneocytes to form the impenetrable outer barrier of skin.  We expect these biomarkers to provide insight into the barrier effect of VTP-38543.  Pro-inflammatory cytokines from punch skin biopsies will also be assessed, including, specifically, IL-6.  We anticipate top-line clinical trial results in the fourth quarter of 2016.

•

We are advancing a second RORγt clinical candidate, VTP-45489, which is a chemically distinct compound from VTP-43742.  VTP-45489 has a competitive pre-clinical profile and is expected to be dosed once-a-day making it a desirable clinical candidate.  We plan to initiate a Phase 1 single ascending dose clinical trial in healthy human volunteers assessing safety, tolerability, pharmacokinetics and pharmacodynamics across a broad dose range in the third quarter of 2016.

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

We believe these strategies provide us with multiple, potential sustainable-growth opportunities.

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

For the six months ended June 30, 2016 and 2015, we had net losses of $20.4 million and $19.5 million, respectively. As of June 30, 2016, we had an accumulated deficit of $194.4 million. We have devoted substantially all of our capital resources to the research and development of our product candidates. Since our inception in 2001, we have had no revenues from product sales. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical development and clinical trials, and to eventually seek regulatory approval and pursue commercialization. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public reporting company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities of approximately $77.4 million as of June 30, 2016, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements into the second half of 2018, which is expected to be approximately 12 months after our currently planned announcement of top-line data from the anticipated 16 week Phase 2 clinical trial for VTP-43742 in psoriasis patients. We will need to secure additional funding in the future in order to carry out all of our planned research and development activities. We will seek to fund our operations through the sale of equity, debt financings or other capital sources, including potential collaborations or partnerships with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Recent Highlights

Since March 31, 2016, we experienced the following:

Research and Development Activities:

•	Continued enrollment of our Phase 2a proof-of-concept clinical trial of VTP-38543 in atopic dermatitis. We expect to report top-line efficacy results in the fourth quarter of 2016.

Corporate Items:

•	In June 2016, we appointed Carole Sable, M.D., as our Chief Medical Officer. Dr. Sable will oversee the clinical development of our pipeline, including VTP-43742 and VTP-38543.

•	In July 2016, our board of directors appointed Daniel M. Junius as a member of our board of directors.

Financial Developments:

•	Reported net operating expenses of $10.5 million for the three months ended June 30, 2016, and cash, cash equivalents and marketable securities of $77.4 million as of June 30, 2016.

Product Portfolio

We have developed and utilized Contour, a computational structure-based drug discovery platform, to design and optimize compounds across a range of therapeutic targets and disease areas. The following table summarizes key information about our most advanced product candidates as of June 30, 2016:

PRODUCT CANDIDATE	INDICATION (TARGET)	WORLDWIDE COMMERCIAL RIGHTS	STAGE OF CLINICAL DEVELOPMENT AND ANTICIPATED MILESTONES
VTP-43742	Moderate to severe psoriasis as our lead indication with other autoimmune diseases under consideration (RORγt)	Vitae	• A 16 week Phase 2 clinical trial in psoriasis expected to begin in the fourth quarter of 2016 • Top-line data from the Phase 2 clinical trial is expected to be announced in the second half of 2017
VTP-38543	Mild to moderate Atopic dermatitis (LXRβ)	Vitae	• Top-line Phase 2a efficacy proof-of-concept results expected in fourth quarter of 2016
VTP-45489	Autoimmune diseases (RORγt)	Vitae	• Initiate a single ascending dose (SAD) clinical trial in normal healthy volunteers in the third quarter of 2016

RORγt Program

We are the leaders in discovering and developing orally active small molecule inhibitors of RORγt activity, for the treatment of a variety of autoimmune disorders, and have validated that inhibition of RORyt has clinical effect in psoriasis patients. Autoimmune disorders comprise a large number of diseases in which the body mounts an inappropriate immunological response against normal human tissues. These disorders include: psoriasis, psoriatic arthritis, ankylosing spondylitis, inflammatory bowel disease and multiple sclerosis, as well as other diseases. Due to the breath of autoimmune disorders that a RORγt inhibitor may treat, we believe there is an opportunity to advance multiple compounds into clinical development. We have two orally active, once-a-day product candidates in development, our most advanced in the clinic, VTP-43742, and our second product candidate, VTP-45489, which is expected to enter the clinic in the third quarter of 2016.

VTP-43742

In September of 2015, we announced positive top-line results from a Phase I single ascending dose clinical trial which assessed the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-43742 in 53 healthy human volunteers over several dose levels. VTP-43742 was observed to be safe and generally well tolerated at all dose levels across a broad dose range. In addition, VTP-43742 was evaluated in an ex vivo assay for its ability to inhibit the production of pro-inflammatory cytokine IL-17A in blood obtained from study subjects. Subjects receiving VTP-43742 showed a dose-dependent suppression of RORγt dependent IL-17A production by more than 90 percent, with the effect largely sustained over the full 24-hour measurement period.

In November 2015, we announced positive top-line results from a Phase 1 double-blind, placebo-controlled multiple ascending dose clinical trial of VTP-43742 designed to evaluate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of multiple ascending doses of VTP-43742 in 40 healthy human volunteers over multiple dose levels.

In March 2016, we announced positive top-line clinical and biomarker results from the Phase 2a proof-of-concept multiple ascending dose trial in patients with moderate to severe psoriasis, in which VTP-43742 was administered once daily for four weeks. In the trial, clear signals of efficacy were observed in the 350 mg dose group and in the 700 mg dose group. Between weeks zero and two, there was a modest onset of PASI reduction, and for the last two weeks of the trial, and particularly between weeks three and four, there was an acceleration of the rate of reduction in PASI score in both the 350 mg and 700 mg dose groups, suggesting the potential for greater reductions in PASI scores with longer duration of treatment. Full efficacy in psoriasis is not generally seen in other classes of drugs until at least 12 weeks of continuous therapy. We believe the PASI score reductions observed for VTP-43742 at four weeks and the acceleration of rate of PASI reduction between weeks three and four are consistent with the potential of VTP-43742 to achieve greater levels of efficacy with extended treatment. VTP-43742 was shown to be generally well tolerated at all dose levels tested, with no serious adverse events reported. In the 700 mg dose group, reversible transaminase elevations greater than three times the upper limits of normal were observed in three patients while being dosed, which did not trigger any stopping rules of the trial, and two patients reached those levels after the four weeks of dosing completed. The transaminase levels fully reversed for all of these patients and none of them experienced related elevations in bilirubin, had any other sign of serious liver damage or required any further action. Drug-related elevated transaminase levels were not previously observed in our preclinical or clinical trials. Pharmacokinetics were consistent with once-a-day dosing.

Biomarker data were assessed in both the 350 mg and 700 mg dose groups.  Two common inflammatory cytokines found in psoriasis patients were assessed in the Phase 2a proof-of-concept trial, plasma IL-17A and IL-17F, as well as skin IL-17A and IL-17F.  There was a dose dependent reduction in plasma IL-17A and IL-17F from baseline. All plasma IL-17 A and IL-17F reductions were statistically significant. Skin IL-17A and IL-17F changes were also measured in both the 350 mg and 700 mg dose groups. The skin IL-17A changes in both the 350 mg and 700 mg dose groups were mixed with no clear change and changes in skin IL-17F were statistically significant for both dose groups compared to baseline.  The skin biomarker results are consistent with the results of systemic monoclonal antibodies targeting the TH17 pathway in patients with psoriasis.

We plan to initiate a 16 week Phase 2 clinical trial in psoriasis patients in the fourth quarter of 2016 with three objectives: (1) assess the 16 week efficacy of VTP-43742 in moderate to severe psoriasis patients; (2) assess the safety and tolerability of the product candidate in a larger population and over a longer treatment period; and (3) position VTP-43742 to begin pivotal trials as soon as practicable after the completion of the Phase 2 clinical trial, if successful. We continue to assess whether clinical trials in additional indications are appropriate for VTP-43742.  Top-line data from the Phase 2 clinical trial is expected to be announced in the second half of 2017.

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

VTP-45489

We have clinically validated RORγt as a therapeutic target providing us the confidence to continue to advance a second RORγt clinical candidate, VTP-45489, in our pipeline.  VTP-45489 is a chemically distinct compound from VTP-43742.  VTP-45489 has a competitive pre-clinical profile and is expected to be dosed once-a-day making it a desirable clinical candidate.  We plan to initiate a single ascending dose trial in healthy human volunteers assessing safety, tolerability, pharmacokinetics and pharmacodynamics across a broad dose range. The trial is expected to initiate in the third quarter of 2016.

VTP-38543 (Liver X Receptor Beta (LXRβ) for Atopic Dermatitis)

We have discovered and are developing VTP-38543, an LXRβ selective agonist, as a topical agent for the treatment of mild to moderate atopic dermatitis. VTP-38543 has been shown in preclinical studies to stimulate mature skin cells to synthesize and secrete lipids to improve its barrier function, while also decreasing skin inflammation.  Based on its mechanism, VTP-38543 is expected to improve barrier function and decrease inflammation in damaged skin tissue.

Atopic dermatitis is a common inflammatory skin disease in children that also affects a large number of adults. The number of people in the United States with atopic dermatitis is estimated to be up to 32 million.  The most common level of severity of atopic dermatitis is mild to moderate and estimated to comprise up to 90% of all atopic dermatitis patients. It is characterized by a loss of barrier function of the skin, as well as skin inflammation. Currently available topical therapies for the treatment of mild to moderate atopic dermatitis are anti-inflammatory agents which address skin inflammation and do not address the issue of barrier function.

We have selected VTP-38543 as a product candidate for atopic dermatitis.  We are currently conducting a four-week Phase 2a randomized, double-blind vehicle controlled multiple ascending dose, proof-of-concept trial in adult patients with mild to moderate atopic dermatitis.  The clinical trial is evaluating three topical doses of VTP-38543 for safety, tolerability, efficacy, pharmacokinetic and pharmacodynamic profile in 100 patients. Each dose cohort consists of 20 patients.  Due to the modest cohort size and high vehicle response rate, the trial is not powered to demonstrate a statistical difference from vehicle.  Three efficacy endpoints are being assessed in the clinical trial, which include physician assessments, patient assessments and biomarkers. The physician assessment utilizes the Investigator’s Global Assessment (IGA) scale, which is a five point scale measuring the change of the severity of the patient’s disease from baseline. The IGA scale is considered a relatively imprecise measurement of effect, especially in a small clinical trial, due to its small scale. The second efficacy endpoint being evaluated is Severity Scoring of Atopic Dermatitis (SCORAD), which evaluates five clinical characteristics to determine disease severity: erythema, edema/papulation, oozing/crusts, excoriation and lichenification. SCORAD also assesses subjective symptoms of pruritus and sleep loss reported by patients using Visual Analogue Scales (VAS).  The final efficacy endpoint being evaluated is the Eczema Area and Severity Index (EASI), which assesses extent of disease at four body sites and measures four clinical signs: erythema, induration/papulation, excoriation and lichenification. Both SCORAD and EASI are thought to be more sensitive measures of efficacy compared to the IGA scale.  In addition to the clinical data, a number of biomarkers are being assessed which are expected to guide our decision on next steps for VTP-38543.  The biomarkers being used to assess barrier function are SREBP1c, a measure of lipid synthesis and ABCG1, a measure of lipid secretion, and Keratin-16 and filaggrin, both of which are associated with keratinocyte differentiation to corneocytes to form the impenetrable outer barrier of skin.  We expect these biomarkers to provide insight into the barrier effect of VTP-38543. Pro-inflammatory cytokines from punch skin biopsies will be assessed, including, specifically, IL-6, as well as cell histology and immunohistochemistry changes.  We anticipate reviewing the clinical data in conjunction with the all of the biomarker data to decide on the appropriate next steps for VTP-38543, which could include advancing into a further clinical trial in patients with mild to moderate atopic dermatitis. Top-line results for our Phase 2a proof-of-concept clinical trial are expected in the fourth quarter of 2016.

VTP-36951 (B-site Amyloid Precursor Protein-Cleaving Enzyme (BACE) Inhibitors)

VTP-36951 is our wholly owned BACE inhibitor that was being developed for the treatment and prevention of Alzheimer’s disease exclusively by Boehringer Ingelheim GmbH (BI).  Effective October 21, 2015, BI terminated the research collaboration and license agreement between us and BI (the BACE Agreement) for strategic business reasons. In connection with the termination of the BACE Agreement, we received the rights to the BACE program, including VTP-36951, which includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s disease, diabetes and the other indications covered by the BACE Agreement. BI had completed all GLP toxicology studies that are necessary prior to first in human trials prior to the termination of the agreement.

We have decided not to make additional investments into this program at this time and we will assess the program following the disclosure of Merck’s BACE inhibitor program clinical trial results, which Merck has previously stated is expected in 2017.

Discovery Activities

We continue to invest in discovery activities utilizing Contour, our computational structure-based drug discovery platform, to design and optimize compounds, and which we use to discover molecules to targets with known biology, characterized as difficult to drug and with a high unmet medical need.  During the second quarter of 2016, following the demonstration of animal proof-of-concept, we selected a new candidate which was generated from

Contour for pre-clinical development for a currently undisclosed program.  A patent has been filed covering the chemistry from the program.

Strategic Partnerships

B-site Amyloid Precursor Protein-Cleaving Enzyme Inhibitors with BI

In June 2009, we entered into the BACE Agreement. Based upon discoveries we made using Contour, we and BI formed a worldwide strategic partnership granting BI exclusive rights to develop and commercialize BACE inhibitors for the treatment of certain indications, including Alzheimer’s. The inhibition of BACE, an enzyme involved in the formation of amyloid-β and amyloid-β plaques, which are insoluble aggregates made up of amyloid-β protein and which accumulate in the brains of patients with Alzheimer’s, offers the potential to slow or even halt disease progression. Under the terms of the BACE Agreement, BI was to lead development and commercialization of all products for Alzheimer’s to capitalize on its global marketing and sales expertise and was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the BACE program. On July 23, 2015, BI notified us that it was terminating the BACE Agreement, effective as of October 21, 2015, for strategic business reasons. In connection with the termination of the BACE Agreement, we received the rights to the BACE program, including VTP-36951 and a predecessor compound (VTP-37948), which includes, among other rights, certain exclusive rights to develop and commercialize the terminated products for the treatment of Alzheimer’s, diabetes and the other indications covered by the BACE Agreement. In April 2016, we entered into a letter agreement with BI for the purchase of certain physical materials by us from BI following termination of the BACE Agreement and pursuant to which we granted BI a non-exclusive royalty in the low single digits for the use of the rights obtained from BI in the field outlined in the BACE Agreement.

Prior to termination of the BACE Agreement, we were developing VTP-37948/BI 1181181 (BI1181181), in collaboration with BI for Alzheimer’s disease. However, in February of 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. BI had completed its analysis and concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. BI had decided to move forward with the development of VTP-36951, which was discovered as part of our BACE collaboration. BI had completed all GLP toxicology studies that are necessary prior to first in human trials.

11β HSD1 Inhibitors with BI

In October 2007, we entered into a research collaboration and license agreement with BI, which we refer to as the 11β Agreement. Based upon discoveries we made using Contour, we and BI formed a worldwide strategic partnership granting BI exclusive rights to develop and commercialize novel compounds for patients with type 2 diabetes and certain related metabolic disease conditions, such as abnormal blood cholesterol and triglyceride levels, obesity and hypertension, or high blood pressure. The collaborative research program portion of this strategic partnership began in October 2007 and expired in December 2009. In December 2015, we announced that BI187004 did not achieve the predefined primary efficacy endpoint criteria of the trial. As a result, BI informed us of its intention to terminate the program and the 11β Agreement effective as of March 9, 2016. We have no current plans to continue the program independently.

Under the 11β Agreement, we received an aggregate of $65.2 million in non-equity funding as of June 30, 2016, including upfront license fees, research funding and success-based milestone payments. Pursuant to the 11β Agreement, BI was responsible for all clinical and other product development, regulatory, manufacturing and commercialization activities and costs for the 11β program, including BI187004.

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

We expect that the expenses related to our entire pipeline will continue to increase with successful progression of our product candidates and preclinical candidates into later stages of development and as we commence new discovery efforts on promising biological targets. However, future research and development costs for any particular program or product candidate are not reasonably certain because such costs are dependent on a number of variables, including successful completion of preclinical and clinical studies, the design and cost of future studies and the amount and timing of discovery efforts committed to back-up compounds.

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

Under our Employee Stock Purchase Plan (the Purchase Plan), the employees ability to purchase shares of our common stock at the lower of the offering date price or the purchase date price represents a stock option under ASC 718‑50. Accordingly, the Purchase Plan is a compensatory plan and stock-based compensation cost is determined based on the fair value of the award on the date of grant and is recognized over the requisite service period of the award.

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

The fair value of options granted were calculated using the following weighted-average assumptions in the Black-Scholes option pricing model for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
Stock Options:	2016	2015
Weighted-average risk-free interest rate	1.40%	1.69%
Expected term of options (in years)	6.12	6.13
Expected stock price volatility	73%	81%
Expected dividend yield	0%	0%

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

The cost of each stock-based compensation award is determined based on the grant-date fair value, net of the effects of estimated forfeitures of the awards, and is recognized into expense over the award’s service period. Stock-based compensation expense for the six months ended June 30, 2016 and 2015 was recognized as follows:

	Six Months Ended
	June 30,
	2016	2015
Research and development	$664,219	$373,577
General and administrative	827,227	495,736
Total stock-based compensation expense	$1,491,446	$869,313

	Six Months Ended
	June 30,
	2016	2015
Stock options	$1,337,842	$783,422
Employee stock purchase plan	153,604	85,891
Total stock-based compensation expense	$1,491,446	$869,313

Income Taxes

For the three and six months ended June 30, 2016 and 2015, we did not record a current or deferred income tax expense or benefit. We have evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on our history of operating losses, we have concluded that it is not more likely than not that the benefit of our deferred tax assets will be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of June 30, 2016 and December 31, 2015.

Results of Operations

Comparison of three months ended June 30, 2016 and 2015

	Three Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Collaborative revenues	$3	$162	$(159)
Operating expenses:
Research and development	7,879	7,773	106
General and administrative	2,660	2,259	401
Total operating expenses	10,539	10,032	507
Operating loss	(10,536)	(9,870)	(666)
Other income	—	1	(1)
Interest income	125	108	17
Net loss	$(10,411)	$(9,761)	$(650)

Collaborative Revenues.  For the three months ended June 30, 2016 and 2015, collaborative revenue was entirely related to intellectual property cost reimbursements of $3,000 and $0.2 million, respectively. The decrease of $0.2 million was primarily related to a reduction in intellectual property costs associated with our Research Collaboration and License Agreement with BI that was entered into in October 2007 (the “11β Agreement”).

Research and Development.  Research and development expense for the three months ended June 30, 2016 was $7.9 million compared to $7.8 million for the three months ended June 30, 2015, an increase of approximately $0.1 million. The increase was primarily attributable to a $0.6 million increase in outside study expenses for our potential future clinical candidates, a $0.2 million increase in drug manufacturing and clinical expenses associated with our LXRβ atopic dermatitis program, a $0.1 million increase in stock-based compensation expense and a $0.1 million increase in compensation expenses partially offset by a $0.9 million decrease in drug development and manufacturing expenses associated with our RORγt program.

We also track fully-allocated research and development expenses on a program-by-program basis. Below is a summary of our research and development expenses by program for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
	2016	2015
	(in thousands)
RORγt	$2,202	$3,927
LXRβ	1,382	952
Other Programs	4,295	2,894
Total research and development expenses	$7,879	$7,773

RORγt

RORγt program expenses for the three months ended June 30, 2016 were $2.2 million compared to $3.9 million for the three months ended June 30, 2015, a decrease of approximately $1.7 million. The decrease was primarily attributable to a reduction in manufacturing expenses resulting from the timing of development activities and the shift in discovery activities from our RORγt program to our potential future clinical candidates.

LXRβ

LXRβ program expenses for the three months ended June 30, 2016 were $1.4 million compared to $1.0 million for the three months ended June 30, 2015, an increase of approximately $0.4 million. The increase was primarily attributable to drug manufacturing and clinical expenses activities associated with our LXRβ atopic dermatitis program.

Other Programs

Other program expenses for the three months ended June 30, 2016 were $4.3 million compared to $2.9 million for the three months ended June 30, 2015, an increase of approximately $1.4 million. The increase was primarily attributable to shift in discovery activities from our RORγt program to our potential future clinical candidates. A lead candidate for an undisclosed clinical target has been selected for preclinical development. Included in both periods are costs associated with the development of our Contour platform, which have remained generally consistent year over year.

General and Administrative.  General and administrative expenses for the three months ended June 30, 2016 were $2.7 million compared to $2.3 million for the three months ended June 30, 2015, an increase of approximately $0.4 million. The increase was primarily a result of a $0.1 million increase in legal fees, a $0.1 million increase in patent related expenses, a $0.1 million increase in stock-based compensation expense and a $0.1 million increase in compensation expenses.

Interest Income.  Interest income for the three months ended June 30, 2016 was $0.1 million compared to $0.1 million for the three months ended June 30, 2015. The slight increase in interest income was primarily attributable to higher portfolio yields for the three months ended June 30, 2016 as compared to June 30, 2015.

Comparison of six months ended June 30, 2016 and 2015

	Six Months Ended
	June 30,
	2016	2015	Change
	(in thousands)
Collaborative revenues	$55	$312	$(257)
Operating expenses:
Research and development	15,515	15,279	236
General and administrative	5,157	4,370	787
Total operating expenses	20,672	19,649	1,023
Operating loss	(20,617)	(19,337)	(1,280)
Other income	—	1	(1)
Interest income	200	182	18
Interest expense	—	(108)	108
Loss on debt extinguishment	—	(206)	206
Net loss	$(20,417)	$(19,468)	$(949)

Collaborative Revenues.  For the six months ended June 30, 2016 and 2015, collaborative revenue was entirely related to intellectual property cost reimbursements of $0.1 and $0.3 million, respectively. The decrease of $0.2 million was primarily related to a reduction in intellectual property costs associated with our 11β Agreement which terminated in March 2016.

Research and Development.  Research and development expense for the six months ended June 30, 2016 was $15.5 million compared to $15.3 million for the six months ended June 30, 2015, an increase of approximately $0.2 million. The increase was primarily attributable to a $0.9 million increase in drug manufacturing and clinical expenses associated with our LXRβ atopic dermatitis program,  a $0.9 million increase in outside study expenses for our potential future clinical candidates, a $0.5 million increase in clinical expenses associated with our RORγt program, a $0.3 million increase in stock-based compensation expense and a $0.1 million increase in compensation expenses partially offset by a $2.5 million decrease in drug development and manufacturing expenses associated with our RORγt program.

We also track fully-allocated research and development expenses on a program-by-program basis. Below is a summary of our research and development expenses by program for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
RORγt	$4,913	$8,458
LXRβ	2,562	1,345
Other Programs	8,040	5,476
Total research and development expenses	$15,515	$15,279

RORγt

RORγt program expenses for the six months ended June 30, 2016 were $4.9 million compared to $8.5 million for the six months ended June 30, 2015, a decrease of approximately $3.6 million. The decrease was primarily attributable to a reduction in manufacturing expenses resulting from the timing of development activities and the shift in discovery activities from our RORγt program to our potential future clinical candidates.

LXRβ

LXRβ program expenses for the six months ended June 30, 2016 were $2.6 million compared to $1.3 million for the six months ended June 30, 2015, an increase of approximately $1.3 million. The increase was primarily attributable to drug manufacturing and clinical expenses activities associated with our LXRβ atopic dermatitis program.

Other Programs

Other program expenses for the six months ended June 30, 2016 were $8.0 million compared to $5.5 million for the six months ended June 30, 2015, an increase of approximately $2.5 million.  The increase was primarily attributable to shift in discovery activities from our RORγt program to our potential future clinical candidates. A lead candidate for an undisclosed clinical target has been selected for preclinical development. Included in both periods are costs associated with the development of our Contour platform, which have remained generally consistent year over year.

General and Administrative.  General and administrative expenses for the six months ended June 30, 2016 were $5.2 million compared to $4.4 million for the six months ended June 30, 2015, an increase of $0.8 million. The increase was primarily a result of a $0.3 million increase in stock-based compensation expense, a $0.2 million increase in legal fees and a $0.2 million increase in compensation expenses.

Interest Income.  Interest income for the six months ended June 30, 2016 was $0.2 million compared to $0.2 for the six months ended June 30, 2015. The slight increase in interest income was primarily attributable to higher portfolio yields partially offset by a decrease in our average cash balance for the six months ended June 30, 2016 as compared to June 30, 2015.

Interest Expense.  Interest expense for the six months ended June 30, 2015, totaling $0.1 million, consisted of the interest expense associated with the then outstanding debt under the credit facility with Silicon Valley Bank and Oxford Finance LLC.

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

Liquidity and Capital Resources and Plan of Operations

As of June 30, 2016, we had cash, cash equivalents and marketable securities of approximately $77.4 million and working capital of $72.4 million. As of June 30, 2016, our cash equivalents and marketable securities included money market funds, certificates of deposit and corporate debt securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements into the second half of 2018. As of June 30, 2016, we had an accumulated deficit of $194.4 million.

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

Prior to our IPO, we funded our operations through the private placement of equity securities, revenue from strategic partnerships, debt financing and interest income. As of June 30, 2016, we have received gross proceeds of $120.1 million from the issuance of convertible preferred stock, including $40.0 million of equity sales to our strategic partners, all which occurred prior to our IPO. As of June 30, 2016, we had received an aggregate of $138.7 million in cash from non-equity capital in the form of license fees, milestone payments and research and development funding received from our strategic partners. In addition, we have received approximately $39.8 million in funding from our debt financings with various commercial lenders; all such debt has been repaid.

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

On June 30, 2016, we entered into a sales agreement with Cantor Fitzgerald & Co. (Cantor), pursuant to which we may offer and sell shares of the our common stock from time to time through Cantor having an aggregate offering price of up to $40.0 million. As of June 30, 2016, no shares of common stock have been sold pursuant to the sales agreement.

Analysis of Cash Flows

Comparison of six months ended June 30, 2016 and 2015

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,326)	$(16,229)
Investing activities	(5,752)	(35,196)
Financing Activities	37,450	31,390
Net increase (decrease) in cash and cash equivalents	$12,372	$(20,035)

Net cash used in operating activities

During the six months ended June 30, 2016 and 2015, our operating activities used cash of $19.3 million and $16.2 million, respectively, primarily resulting from the operating losses of $20.6 million and $19.3 million, respectively. Operating losses in both periods were driven significantly by cash payments for research and development expenses and general administrative expenses exceeding cash inflows from revenue arrangements.

Net cash used in investing activities

During the six months ended June 30, 2016 our investing activities used cash of $5.8 million. The cash used in investing activities was primarily a result of the purchase price of marketable securities exceeding the sale and maturity of similar marketable securities. Purchases of property and equipment for the six months ended June 30, 2016 were approximately $92,000.

During the six months ended June 30, 2015 our investing activities used cash of $35.2 million. The cash used in investing activities was primarily a result of the purchase price of marketable securities exceeding the sale and maturity of similar marketable securities. Purchases of property and equipment for the six months ended June 30, 2015 were approximately $131,000.

Net cash provided by financing activities

During the six months ended June 30, 2016, our financing activities provided cash of $37.5 million. The cash provided by financing activities was primarily a result of proceeds received from the issuance of our common stock through our public offering in March 2016, net of paid offering expenses, totaling $36.9 million, proceeds received from the exercise of common stock options of $0.3 million and proceeds received from the purchase of shares through our Employee Stock Purchase Plan of $0.2 million.

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

Plan of Operation

We anticipate we will incur net losses for the next several years as we continue clinical development of our RORγt and LXRβ programs, which will drive significantly higher research and development expenses. In addition, we plan to continue to invest in research and preclinical efforts to discover and potentially develop additional product candidates, build commercial capabilities and expand our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our preclinical research and clinical trials are not successful or if the FDA does not approve our product candidates arising out of our current preclinical program when we expect, or at all.

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

Based on our current business plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2016, will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements into the second half of 2018, which is expected to be approximately 12 months after our currently planned announcement of top-line data from the anticipated 16 week Phase 2 clinical trial for VTP-43742 in psoriasis patients. We have based these estimates of our capital needs on assumptions that may prove to be wrong or which we may determine to adjust, and we could utilize our available capital resources sooner than we currently expect. If we are required to raise additional capital, we may seek to sell additional equity or debt securities or incur indebtedness. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may also seek funding through collaborations or partnerships with other companies or other strategic transactions. If we are unable to raise sufficient additional capital we may need to substantially curtail our planned operations.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•the number and characteristics of the product candidates we pursue;

•the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•the cost of manufacturing our product candidates and any products we successfully commercialize;

•our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;

•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

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

Recently Issued Accounting Standards

We did not adopt any new accounting pronouncements during the three months ended June 30, 2016 that had a material effect on our financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequently issued additional updates amending the guidance contained in Topic 606 thereby affecting the guidance contained in ASU 2014-09. ASU 2014-09 and the subsequent Topic 606 updates will supersede and replace nearly all existing GAAP revenue recognition guidance, including industry-specific guidance, and are effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. We are evaluating ASU 2014-09 and the subsequent Topic 606 updates and have not yet determined what, if any, effect this guidance will have on our results of operations or financial condition.

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

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) until we cease to be an “emergering growth company,” reduced disclosure obligations regarding executive compensation in our periodic reports and proxy or information statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and seeking stockholder approval of any golden parachute payments not previously approved and not being required to adopt certain accounting standards until those standards would otherwise apply to private companies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2016 and December 31, 2015, we had cash and cash equivalents and marketable securities of $77.4 million and $59.4 million, respectively, consisting of money market funds, certificates of deposit and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in marketable debt securities. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. We have the ability to hold our marketable securities until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments. We do not currently have any auction rate securities.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company completed an evaluation, as of June 30, 2016, under the supervision of and with the participation of the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective.

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

Item 1A.Risk Factors.

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

We are a clinical stage biotechnology company with no product sales to date. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred substantial operating expenses in every period since our inception in 2001. With the exception of collaboration revenues from programs that we partnered, we had no revenues. For the six months ended June 30, 2016 and 2015, we had operating expenses of $20.7 million and $19.6 million, respectively. As of June 30, 2016, we had an accumulated deficit of $194.4 million. Our operating expenses have resulted principally from costs incurred in our discovery, research and development activities.

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

As of June 30, 2016, our cash, cash equivalents and marketable securities were approximately $77.4 million. We believe that we will continue to expend substantial resources for the foreseeable future as we continue to develop VTP-43742 and VTP-38543. We will expend additional resources as we move current and future product candidates into preclinical and clinical development. These expenditures will include costs associated with research and development, potentially acquiring new technologies, conducting preclinical studies and clinical trials, seeking regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our currently anticipated operating expenses and capital expenditure requirements into the second half of 2018, which is expected to be approximately 12 months after our currently planned announcement of top-line data from the anticipated 16 week Phase 2 clinical trial for VTP-43742 in psoriasis patients. Our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. The global economic downturn and market instability has made the business climate more volatile and more costly. In addition, the United Kingdom's recent decision to exit the European Union (“Brexit”) could contribute to instability and volatility in the global financial and foreign exchange markets. These economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms to us.

We may seek additional capital through a variety of means, including through private and public equity offerings, debt financings and strategic partnerships. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts for VTP-43742, VTP-

38543 or other current or future product candidates or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

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

As has been widely reported, global credit and financial markets have been experiencing extreme disruptions over the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. In addition, Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability and volatility in global financial markets. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be compromised by economic downturns, a volatile business environment and unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We or our partners may gain regulatory approval for VTP-43742, VTP-38543 or other current or future product candidates  in some but not all of the territories available or some but not all of the target indications, resulting in limited commercial opportunity for the approved product candidates, or we or they may never obtain regulatory approval for these product candidates.

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

Our early encouraging preclinical results for VTP-43742, VTP-38543, VTP-45489, VTP-38443 and VTP-36951 and clinical results for VTP-43742, BI187004 and BI 1181181 are not necessarily predictive of the results of our ongoing or future clinical trials. Promising results in preclinical studies of a drug candidate may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a drug candidate may not be replicated in later and larger clinical trials or in clinical trials for different indications. For instance, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a Phase 1 multiple rising dose trial. After completing its analysis, BI concluded that skin reactions are burdensome for patients and, therefore, an obstacle for further development of the compound. Additionally, in June 2015, we announced that top-line clinical efficacy results from the metformin arm of the on-going Phase 2 proof-of-concept clinical trial of BI187004 in the treatment of overweight type 2 diabetic patients did not meet BI’s predefined endpoint criteria. If the results of our or our partners’ ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates or if we or they do not meet the clinical endpoints with statistical significance or do not meet market expectations or if there are safety concerns or adverse events associated with our product candidates, we may need to delay, reduce, modify or redesign the scope of, or eliminate one or more product development programs and we or our partner may be prevented or delayed in obtaining marketing approval for the applicable product candidate, which could have a material adverse effect on our business, prospects and financial condition and on the value of our common stock. In addition, if our competitor’s clinical trials in similar indications are not successful, we may need to conduct additional or cost prohibitive clinical studies to overcome the presumptions resulting from these unsuccessful trials. For instance, in 2012, we halted our plans for a large Phase 2 clinical trial for a former product candidate, VTP-27999, which was being developed for renin inhibition, a protein important for kidney function and blood pressure control, following the release of clinical data from another pharmaceutical company that would have required us to significantly increase the scope, scale and duration of clinical trial work to obtain regulatory approval. Moreover, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay or prevent regulatory approval. Even if clinical trials are successful, the risk remains that unexpected concerns may arise from additional data or analysis or that additional information may arise or issues may be identified in connection with continuing review of clinical data.  For instance in the third quarter of 2016, we identified a third patient in the 700 mg dose group of our VTP-43742 Phase 2a proof-of-concept clinical trial who experienced reversible transaminase elevations greater than three times the upper limits of normal while being dosed. Alternatively, even if we or our partners obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or our partners may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a modified risk evaluation and mitigation strategy.

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

We plan to design the clinical trials for VTP-43742, VTP-38543 and VTP-45489 and expect to do so for any future unpartnered product candidates. However, we rely on CROs and other third parties to assist in managing, monitoring and otherwise carrying out many of these studies and trials. We compete with many other companies for the resources of these third parties. Conflicts may arise between us and our CROs, such as conflicts concerning the interpretation of clinical data, which could, among other things, delay the completion of clinical trials, the finalization of clinical trial reports or the initiation of subsequent trials. The third parties on whom we rely generally may terminate their engagements at any time, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

The FDA and foreign regulatory authorities require compliance with regulations and standards, including GCP, for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct many of our and their clinical trials, we are responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan, protocol and other requirements.

If these third parties do not successfully carry out their duties under their agreements, if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to clinical trial protocols or to regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, the clinical trials of our product candidates may be delayed or not meet regulatory requirements. In addition, during challenging and uncertain economic times and in tight credit markets, there may be a disruption or delay in the performance of our third party contractors. If such third parties are unable to satisfy their commitments to us, our business and results of operations would be adversely affected. If clinical trials do not meet regulatory requirements or if these third parties need to be replaced, preclinical development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates on a timely basis or at all.

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

Even if we or our partners obtain regulatory approval for VTP-43742, VTP-38543 or other current or future product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, key opinion leaders, healthcare payors, patients and the medical community. Market acceptance of any approved products depends on a number of factors, including:

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

Market acceptance and sales of any approved product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors and may be affected by existing and future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. As a result of negative trends in the general economy in the U.S. or other jurisdictions in which we may do business, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any drug candidate for which we obtain marketing approval.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential products liability claims. For instance, BI, our former partner, had completed two Phase 1 trials and commenced a Phase 2 trial for BI187004 in July 2014 and had completed two Phase 1 trials for BI 1181181 when, in February 2015, BI voluntarily placed BI 1181181 on a temporary clinical hold to further investigate skin reactions observed in some study participants during a subsequent Phase 1 multiple rising dose trial. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. Our understanding of the relationship between our product candidates and potential adverse events may change as we gather more information or future unexpected adverse events may occur. There can be no assurance that adverse events associated with our product candidates will not be observed. As is typical in drug development, we have a program of ongoing toxicology studies in animals for our other clinical stage product candidates and cannot provide assurance that the findings from such studies or any ongoing or future clinical trials will not adversely affect our clinical development activities.

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

Our stock price has been and is likely to continue to be volatile. For example, between September 24, 2014 and July 29, 2016, the high and low sales prices per share of our common stock were $23.35 and $4.08, respectively. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above your purchase price. The market price for our common stock may be influenced by many factors, including:

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

The holders of 2,354,203 shares of our outstanding common stock, or approximately 8.2% of our total outstanding common stock as of June 30, 2016, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act.

In addition to our outstanding common stock, as of June 30, 2016, there were a total of 2,290,393 shares of common stock that we have registered and that we are obligated to issue upon the exercise of currently outstanding options under our stock plans or issued warrants. Upon the exercise of these options or warrants, as the case may be, in accordance with their respective terms, these shares may be resold freely, subject to restrictions imposed on our affiliates under Rule 144.

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

As of June 30, 2016, our current executive officers, directors and greater than 5% stockholders, together with their respective affiliates, beneficially owned approximately 53.6% of our common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date. As a result, such persons, acting together, will have the ability to control our management and affairs and substantially all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction. These persons will also have the ability to control our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective August 3, 2016, we entered into amended and restated employment agreements  with each of our executive officers, including our named executive officers (each, an Employment Agreement):

• Jeffrey S. Hatfield, our President and Chief Executive Officer;

• Richard Gregg, M.D., our Chief Scientific Officer; and

• Arthur Fratamico, R.Ph., our Chief Business Officer.

The Compensation Committee (the Compensation Committee) of our board of directors (the Board) approved entering into the Employment Agreements following its review of an executive compensation study performed by the Compensation Committee’s compensation consultants.

Each executive officer will continue to receive his or her base salary and be eligible to receive the same annual bonus in effect as of the effective date of the applicable Employment Agreement, which may be reviewed and increased at the discretion of the Board or the Compensation Committee. Pursuant to the Employment Agreements, our executive officers will continue to be entitled to receive all other benefits generally available to our employees. Each of the Employment Agreements provides that the applicable officer’s employment with us is “at will.”

The Employment Agreement for Mr. Hatfield provides that if (A) Mr. Hatfield is terminated without cause or for good reason within 3 months prior to and 12 months following a change in control of the Company, then Mr. Hatfield will receive (i) a lump sum payment equal to 18 months’ salary, (ii) a lump sum payment, on an after tax basis, equal to 18 months COBRA continuation premiums for group health and dental coverage, (iii) payment of a bonus equal to the greater of (x) Mr. Hatfield’s prior fiscal year’s bonus or (y) target annual bonus and (iii) all outstanding equity awards shall be fully vested and exercisable; and (B) Mr. Hatfield is terminated without cause or resigns for good reason other than in connection with a change in control, then Mr. Hatfield will receive (i) severance in an amount equal to 12 months’ salary continuation, (ii) payment, on an after tax basis, of COBRA continuation premiums for group health and dental coverage for  up to 12 months and (iii) payment of a bonus equal to the greater of (x) Mr. Hatfield’s prior year’s bonus or (y) target annual bonus.

The Employment Agreements for each of Dr. Gregg and Mr. Fratamico provide that if (A) such executive is terminated without cause or for good reason within 3 months prior to or 12 months following a change in control of the Company, then then such executive will receive (i) a lump sum payment equal to  12 months’ salary, (ii) a lump-sum payment, on an after tax basis, equal to 12 months of COBRA continuation premiums for group health and dental coverage,  (iii) payment of a pro-rated target bonus for actual time worked and (iv) all outstanding equity awards shall be fully vested and exercisable; and (B) such executive is terminated without cause or resigns for good reason other than in connection with a change in control of, then then such executive will receive (i) severance in an amount equal to 9 months’ salary continuation  and (ii)  payment, on an after tax basis, of  up to 9 months of COBRA continuation premiums for group health and dental coverage.

The Employment Agreements also provide for acceleration of any unvested equity held by our named executive officers in the event of a change of control. Under these provisions, in the event of change of control, each officer will receive 100% vesting for any equity securities that are outstanding and unvested as of the date of such transaction. In addition, unvested equity securities will vest in full if the officer is terminated without cause, or the officer resigns for good reason, in each case within 3 months before or 12 months of a change of control.

For the purpose of the Employment Agreements, the following terms have the definitions set forth below:

•

A termination for “cause” means termination by us of the named executive officer’s employment by reason of the occurrence of any one or more of the following: (i) an act or acts of personal dishonesty taken by the named executive officer and intended to result in substantial personal enrichment of the named executive officer at the expense of the Company; (ii) repeated violations by the named executive officer of the named executive officer’s duties under the applicable Employment Agreement (other than as a result of incapacity due to physical or mental illness) which are demonstrably willful and deliberate on the named executive officer’s part, which are committed in bad faith or without reasonable belief that such violations are in the Company’s best interests and which are not remedied in a reasonable period of time after receipt of written notice from the Company; (iii) indictment or plea of nolo contendere of named executive officer of a felony involving moral turpitude; or (iv) the material breach of the executive’s proprietary information and inventions agreement. We shall provide the named executive officer with 30 days written notice of any determination of cause and provide the executive, for a period of 30 days following such notice, to cure such alleged event of “cause” to the extent that it can be cured. The definition of cause shall govern all equity award agreements by and between us and named executive officer, unless otherwise expressly provided in such equity award agreement.

•

“Good reason” means (i) a material diminution in the named executive officer’s base compensation, except in connection with across-the-board salary reductions for all similarly situated management employees; (ii) a material diminution in the named executive officer’s authority, duties and responsibilities; (iii) removal from the position contemplated by the employment agreement; (iv) a requirement that the named executive officer report to a corporate officer or employee instead of reporting directly to the parent company’s chief executive officer (or, in the case of Mr. Hatfield, the parent company’s board of directors); (v) a relocation of named executive officer’s principal workplace by  more than 50 miles from where named executive officer performed services prior to the relocation; and (vi) any other action or inaction that constitutes a material breach by us of the applicable Employment Agreement or any other agreement under which the named executive officer provides services. However, that good reason shall not exist unless the named executive officer has given written notice to us within 90 days of the initial existence of the good reason event or condition(s) giving specific details regarding the event or condition; and unless we have had at least 30 days to cure such good reason event or condition after the delivery of such written notice and has failed to cure such event or condition within such 30 day cure period.

This summary of the Employment Agreements for our named executive officers are qualified in their entirety by reference to the text of their respective Employment Agreements, which are included as Exhibits 10.34 through 10.36 hereto and incorporated herein by reference.

The Compensation Committee also approved amending and restating the employment agreements with our Chief Financial Officer and Chief Medical Officer on terms similar to those set forth in the Employment Agreements. The amended and restated employment agreements for our Chief Financial Officer and Chief Medical Officer are qualified in their entirety by reference to the text of their respective agreements, which are included as Exhibits 10.37 and 10.38 hereto and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Vitae Pharmaceuticals, Inc.’s Form 8-K filed on September 29, 2014).

4.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Vitae Pharmaceuticals, Inc.’s Form 8-K filed on September 29, 2014).

10.33†	Management Cash Incentive Plan, as amended and restated June 28, 2016.

10.34†	Amended and Restated Employment Agreement between Vitae Pharmaceuticals, Inc. and Jeffrey S. Hatfield dated August 3, 2016.

10.35†	Amended and Restated Employment Agreement between Vitae Pharmaceuticals, Inc. and Richard E. Gregg, M.D. dated August 3, 2016.

10.36†	Amended and Restated Employment Agreement between Vitae Pharmaceuticals, Inc. and Arthur Fratamico, R.Ph. dated August 3, 2016.

10.37†	Amended and Restated Employment Agreement between Vitae Pharmaceuticals, Inc. and Richard Morris dated August 3, 2016.

10.38†	Amended and Restated Employment Agreement between Vitae Pharmaceuticals, Inc. and Carole Sable, M.D. dated August 3, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2016).

†Compensation arrangement.

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Vitae Pharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vitae Pharmaceuticals, Inc.

Dated: August 4, 2016	/s/ JEFFREY S. HATFIELD
Jeffrey S. Hatfield
Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2016	/s/ RICHARD S. MORRIS
Richard S. Morris
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)